Form 10QSB
period 2000-03-31
OXY GENERAL CORP
filed 2000-05-04
CIK 1105858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.


                      Commission File Number: 000-29445


                           Oxy General Corporation
               (Name of Small Business Issuer in its charter)


               Nevada                                  84-1432450
    (State or Other Jurisdiction of              (IRS Employer ID Number)
     Incorporation or Organization)


                  1056 East Platinum Way, Sandy, Utah  84094
            (Address of Principal Executive Offices and Zip Code)

                  Issuer's telephone number:   (801) 576-8073

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [ ]   No [X]


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of May 1, 2000, there were 11,000,000 shares of common stock issued and outstanding.













                                                   Total Number of Pages:  14

                                 FORM 10-QSB
                           OXY GENERAL CORPORATION


                              TABLE OF CONTENTS
                            ---------------------

                                                                       PAGE
                                                                      ------

                                   PART I

ITEM 1.   FINANCIAL STATEMENTS . . . . . . . . .  . . . . . . . . . . . . 3


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION. . . . . . . . . . . . .  . . . . . . . . . .10




                                   PART II

ITEM 5.   OTHER INFORMATION . . . . . . . .. . . . .  . . . . . . . . . .11


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . .  . . . . . . . . . .11

     SIGNATURES. . . . . . . . . . . . . . . . . . .  . . . . . . . . . .11

                                    PART I

---------------------------------------------------------------------------
ITEM 1.   FINANCIAL STATEMENTS
---------------------------------------------------------------------------

     In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.












                    [THIS SPACE INTENTIONALLY LEFT BLANK]

                           OXY GENERAL CORPORATION
                        [A Development Stage Company]

                   UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               MARCH 31, 2000

























                        PRITCHETT, SILER & HARDY, P.C.
                         CERTIFIED PUBLIC ACCOUNTANTS

                           OXY GENERAL CORPORATION
                        [A Development Stage Company]




                                  CONTENTS
                                 ----------

                                                                   PAGE
                                                                  ------

  Accountants' Review Report                                          1


  Unaudited Condensed Balance Sheets, March 31,
     2000 and December 31, 1999                                       2


  Unaudited Condensed Statements of Operations,
     for the three months ended March 31, 2000 and
     1999 and for the period from inception on September 26,
     1997 through March 31, 2000                                      3

  Unaudited Condensed Statements of Cash Flows,
     for the three months ended March 31, 2000 and
     1999 and for the period from inception on September 26,
     1997 through March 31, 2000                                      4


  Notes to Unaudited Condensed Financial Statements               5 - 7

                       PRITCHETT, SILER & HARDY, P.C.
                        CERTIFIED PUBLIC ACCOUNTANTS
                             430 EAST 400 SOUTH
                         SALT LAKE CITY, UTAH 84111
                    (801) 328-2727 - FAX (801) 328-1123





                        ACCOUNTANTS' REVIEW REPORT



Board of Directors
OXY GENERAL CORPORATION
Sandy, Utah

We have reviewed the accompanying condensed balance sheet of Oxy General Corporation (a development stage company) as of March 31, 2000, and the related condensed statements of operations, stockholders equity, and cash flows for the three months ended March 31, 2000 and 1999, and for the period from inception on September 26, 1997 through March 31, 2000. All information included in these financial statements is the representation of the management of Oxy General Corporation.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements reviewed by us, in order for them to be in conformity with generally accepted accounting principles.

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the company has no on-going operations and has incurred losses since its inception. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


 /s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

April 20, 2000
Salt Lake City, Utah

                           OXY GENERAL CORPORATION
                        [A Development Stage Company]

                           CONDENSED BALANCE SHEETS

                 [Unaudited - See Accountants' Review Report}

                                    ASSETS
                                   --------

                                             March 31,     December 31,
                                               2000           1999
                                            -----------    -----------

CURRENT ASSETS
  Cash in bank                              $     8,175    $     9,400
                                            -----------    -----------
     Total Current Assets                         8,175          9,400
                                            -----------    -----------
                                            $     8,175    $     9,400
                                            ===========    ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                    --------------------------------------

CURRENT LIABILITIES
  Note payable - related party              $       712    $       712
  Accrued interest payable - related party          100             86
                                            -----------    -----------
     Total Current Liabilities              $       812    $       798
                                            -----------    -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                 --             --

  Common stock, $.001 par value,
   20,000,000 shares authorized,
   11,000,000 shares issued and outstanding      11,000         11,000
  Capital in excess of par value                    --             --
  Deficit accumulated during the
   development stage                             (3,637)        (2,398)
                                            -----------    -----------
  Total Stockholders' Equity                      7,363          8,602
                                            -----------    -----------

                                            $     8,175    $     9,400
                                            ===========    ===========



Note: The Balance Sheet of December 31, 1999, was taken from the audited financial statements at the date and condensed.

The accompanying notes are an integral part of these unaudited financial statements.

                           OXY GENERAL CORPORATION
                        [A Development Stage Company]

                      CONDENSED STATEMENTS OF OPERATIONS

                 [Unaudited - See Accountants' Review Report}



                                          For the Three       From Inception
                                          Months Ended       on September 26,
                                             March 31,        1997 Through
                                      ----------------------    March 31,
                                         2000        1999          2000
                                      ----------  ----------  --------------

REVENUE                               $     --    $     --    $         --

EXPENSES:
  General and Administrative               1,225        --             3,537
                                      ----------  ----------  --------------

LOSS BEFORE OTHER EXPENSES                (1,225)       --            (3,537)

OTHER EXPENSES:
  Interest expense                           (14)        (10)           (100)
                                      ----------  ----------  --------------
LOSS BEFORE INCOME TAXES                  (1,239)        (10)         (3,637)

CURRENT TAX EXPENSE                         --          --               --

DEFERRED TAX EXPENSE                        --          --               --
                                      ----------  ----------  --------------

NET LOSS                              $   (1,239) $      (10) $       (3,637)
                                      ----------  ----------  --------------

LOSS PER COMMON SHARE                 $     (.00) $     (.00) $         (.00)
                                      ----------  ----------  --------------

















The accompanying notes are an integral part of these unaudited condensed financial statements

                           OXY GENERAL CORPORATION
                        [A Development Stage Company]

                     CONDENSED STATEMENTS OF CASH FLOWS

                [Unaudited - See Accountants' Review Report]


                                                                     From
                                                                 Inception on
                                                For the          September 26,
                                          Three Months Ended     1997 Through
                                                March 31,          March 31,
                                           2000        1999          2000
                                        ----------  ----------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $  (1,239)  $     (10)  $      (3,637)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Stock issued for services                  -           -            1,000
    Changes is assets and liabilities:
      Increase in accrued interest -
       related party                           14          10             100
                                        ----------  ----------  --------------
        Net Cash Provided (Used) by
         Operating Activities              (1,225)         -           (2,537)
                                        ----------  ----------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES           -           -               -
                                        ----------  ----------  --------------
        Net Cash Provided by Investing
         Activities                            -           -               -
                                        ----------  ----------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock        -           -           10,000
 Increase in notes payable - related party     -           -              712
                                        ----------  ----------  --------------
        Net Cash Provided by Financing
         Activities                            -           -           10,712
                                        ----------  ----------  --------------
NET INCREASE (DECREASE) IN CASH            (1,225)         -            8,175

CASH AT BEGINNING OF PERIOD                 9,400       9,400              -
                                        ----------  ----------  --------------
CASH AT END OF PERIOD                   $   8,175   $   9,400   $       8,175
                                        ----------  ----------  --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
  Cash paid during the period for:
   Interest                             $      -    $      -    $         -
   Income taxes                         $      -    $      -    $         -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    For the periods ended March 31, 2000 and 1999
       None



The accompanying notes are an integral part of these financial statements.

                           OXY GENERAL CORPORATION
                        [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Oxy General Corporation (the Company) was organized under the laws of the State of Nevada on September 26, 1997. The Company has not commenced planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No.
7. The Company is seeking potential business ventures. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

Organization Costs - Organization costs, which reflect amounts expended to organize the Company, amounted to $1,000 and were expensed during the period ended December 31, 1997.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 6]

Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities...", SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections", SFAS No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", and SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 ( an amendment of FASB Statement No. 133.)," were recently issued. SFAS No. 132, 133, 134, 135, 136 and 137 have no current applicability to the Company or their effect on the financial statement would not have been significant.

                           OXY GENERAL CORPORATION
                        [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

Common Stock - During September 1997, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for services rendered at $1,000 (or $.001 per share).

During June 1999, the Company issued 10,000,000 shares of its previously authorized, but unissued common stock for cash of $10,000 (or $.001 per share).

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2000, the Company has available unused operating loss carryforwards of approximately $3,100, which may be applied against future taxable income and which expire in various years through 2020.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,000 and $800 as of March 31, 2000 and December 31, 1999, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $200 during the three months ended March 31, 2000.

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - As of March 31 2000, the Company has not paid any compensation to an officer/director of the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his/her home as a mailing address, as needed, at no expense to the Company.

Notes Payable - As of March 31, 2000, an officer/shareholder of the Company advanced $712 to the Company. The note is payable upon demand and accrues interest at 8% per annum. Accrued interest amounted to $100 and $86 at March 31, 2000, and December 31, 1999, respectively.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                           OXY GENERAL CORPORATION
                        [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

                                           For the Three       From Inception
                                           Months Ended       on September 26,
                                              March 31,        1997 Through
                                       ----------------------    March 31,
                                          2000        1999          2000
                                       ----------  ----------  --------------
   Loss from continuing operations
   available to common shareholders
    (numerator)                        $  (1,239)  $     (10)  $      (3,637)
                                       ----------  ----------  --------------

   Weighted average number of
   common shares outstanding used
   in loss per share for the period
   (denominator)                       11,000,000  1,000,000       4,315,158
                                       ----------  ----------  --------------

---------------------------------------------------------------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------------------------

Results of Operations
---------------------

             Three Month periods Ended March 31, 2000 and 1999 and from Inception on September 26, 1997 through March 31, 2000.

     The Company had no revenue from continuing operations for the three-month periods ended March 31, 2000 and 1999 or from Inception on September 26, 1997 through March 31, 2000.

     General and administrative expenses for all periods ended consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $1,225, $0, $3,537 for the three-month period ended March 31, 2000 and 1999 and from Inception on September 26, 1997 through March 31, 2000 respectively.

     Interest expense for the three-month period ended March 31, 2000, and 1999 and from Inception on September 26, 1997 to March 31, 2000 was $14, $10 and $100 respectively. Interest was accrued on a note payable to a third party in the principal amount of $712 which is due on demand and bears interest at 8% per annum.

     As a result of the foregoing factors, the Company realized a net loss of $1,239, $10 and $3,637 for the three months ended March 31, 2000 and 1999 and from Inception on September 26, 1997 to March 31, 2000 respectively.

Liquidity and Capital Resources
-------------------------------

     The Company remains in the development stage and, since Inception, has had no revenues. At March 31, 2000 the Company had working capital of $7,363 and cash in the amount of $8,175. All cash raised by the Company to date, has come from the sale of 10,000,000 shares of the Company's common stock to Cliff Halling, the Company's current president for $10,000, as well as a $712 loan to the Company by a previous officer. The shares were sold to Cliff Halling to obtain capital to pay the costs of becoming a reporting company under the Securities Exchange Act of 1934. Management is hopeful that becoming a reporting company will increase the number of prospective business ventures that may be available to the Company.

     Management believes that the Company has sufficient cash to meet its anticipated needs through at least the first calendar quarter of 2001. However, there can be no assurances to that effect, as the Company has no revenues and its need for capital may change dramatically if it acquires an interest in a business opportunity during that period.

Plan of Operations
------------------

     The Company's plan of operations centers around its search for potential businesses, products, technologies and companies for acquisition.

                                    PART II

---------------------------------------------------------------------------
ITEM 5.   OTHER INFORMATION
---------------------------------------------------------------------------

     None

---------------------------------------------------------------------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

     a)   Exhibits:   Included only with the electronic filing of this
          report is the Financial Data Schedule for the three month period ended March 31, 2000 (Exhibit Ref. No. 27).

     b)   Reports on Form 8-K:  None


---------------------------------------------------------------------------
SIGNATURES
---------------------------------------------------------------------------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Oxy General Corporation


                                    /s/  Cliff Halling
                                   -----------------------------------
Date:   May 3, 2000                By: Cliff Halling, President, Secretary
                                                       Treasurer, Director