Form 10QSB
period 2000-06-30
OXY GENERAL CORP
filed 2000-08-14
CIK 1105858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.


                      Commission File Number:   000-29445
                                               -----------

                           Oxy General Corporation
        -------------------------------------------------------------
               (Name of Small Business Issuer in its charter)


               Nevada                                  84-1432450
   ---------------------------------            --------------------------
    (State or Other Jurisdiction of              (IRS Employer ID Number)
     Incorporation or Organization)


                  1056 East Platinum Way, Sandy, Utah  84094
        -------------------------------------------------------------
            (Address of Principal Executive Offices and Zip Code)

                  Issuer's telephone number:   (801) 576-8073
                                              -----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]   No [X]

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ]   No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of August 9, 2000, there were 11,000,000 shares of common stock issued and outstanding.


                                   Total of Sequentially Numbered Pages:   17
                                              Index to Exhibits on Page:   16

                                 FORM 10-QSB
                           OXY GENERAL CORPORATION


                              TABLE OF CONTENTS
                            ---------------------

                                                                       PAGE
                                                                      ------

                                   PART I


ITEM 1.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . 3


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . .13



                                   PART II


ITEM 1.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .14


ITEM 2.   CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . .14


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . .14


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .14


ITEM 5.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .15


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . .15


     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

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

                                JUNE 30, 2000

                           OXY GENERAL CORPORATION
                        [A Development Stage Company]




                                  CONTENTS
                                 ----------

                                                                   PAGE
                                                                  ------

  Accountants' Review Report                                          1


  Unaudited Condensed Balance Sheets, June 30,
     2000 and December 31, 1999                                       2


  Unaudited Condensed Statements of Operations,
     for the three and six months ended June 30, 2000
     and 1999 and for the period from inception on
     September 26,1997 through June 30, 2000                          3

  Unaudited Condensed Statements of Cash Flows,
     for the six months ended June 30, 2000
     and 1999 and for the period from inception on
     September 26, 1997 through June 30, 2000                         4


  Notes to Unaudited Condensed Financial Statements               5 - 7

                       PRITCHETT, SILER & HARDY, P.C.
                        CERTIFIED PUBLIC ACCOUNTANTS
                             430 EAST 400 SOUTH
                         SALT LAKE CITY, UTAH 84111
                    (801) 328-2727 - FAX (801) 328-1123





                        ACCOUNTANTS' REVIEW REPORT



Board of Directors
OXY GENERAL CORPORATION
Sandy, Utah

We have reviewed the accompanying condensed balance sheet of Oxy General Corporation (a development stage company) as of June 30, 2000, and the related condensed statements of operations for the three and six months ended June 30, 2000 and for the period from inception on September 26, 1997 through June 30, 2000, and the condensed statements of cash flows for the six months ended June 30, 2000 and for the period from inception on September 26, 1997 through June 30, 2000. All information included in these financial statements is the representation of the management of Oxy General Corporation.

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

July 26, 2000
Salt Lake City, Utah

                           OXY GENERAL CORPORATION
                        [A Development Stage Company]

                           CONDENSED BALANCE SHEETS

                 [Unaudited - See Accountants' Review Report]

                                    ASSETS
                                   --------

                                             June 30,     December 31,
                                               2000           1999
                                            -----------    -----------

CURRENT ASSETS
  Cash in bank                              $     7,675    $     9,400
                                            -----------    -----------
     Total Current Assets                         7,675          9,400
                                            -----------    -----------
                                            $     7,675    $     9,400
                                            ===========    ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                    --------------------------------------

CURRENT LIABILITIES
  Note payable - related party              $       812    $       712
  Accrued interest payable - related party           20             86
                                            -----------    -----------
     Total Current Liabilities              $       832    $       798
                                            -----------    -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                 --             --
  Common stock, $.001 par value,
   20,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                   11,000         11,000
  Capital in excess of par value                    --             --
  Deficit accumulated during the
   development stage                             (4,157)        (2,398)
                                            -----------    -----------
  Total Stockholders' Equity                      6,843          8,602
                                            -----------    -----------

                                            $     7,675    $     9,400
                                            ===========    ===========


Note: The Balance Sheet of December 31, 1999, was taken from the audited financial statements at the date and condensed.

The accompanying notes are an integral part of these unaudited financial statements.

                           OXY GENERAL CORPORATION
                        [A Development Stage Company]

                      CONDENSED STATEMENTS OF OPERATIONS

                 [Unaudited - See Accountants' Review Report]

                                             For the Three            For the Six           From Inception
                                             Months Ended             Months Ended         on September 26,
                                               June 30,                 June 30,            1997 Through
                                       ------------------------  ------------------------      June 30,
                                          2000         1999         2000         1999            2000
                                       -----------  -----------  -----------  -----------  ----------------

REVENUE:                               $     --     $     --     $     --     $     --     $          --
                                       -----------  -----------  -----------  -----------  ----------------
EXPENSES:
  General and Administrative                 500          145        1,725          145             4,037
                                       -----------  -----------  -----------  -----------  ----------------

LOSS BEFORE OTHER EXPENSES                  (500)        (145)      (1,725)        (145)           (4,037)

OTHER EXPENSES:
  Interest expense                           (20)         (11)         (34)         (21)             (120)
                                       -----------  -----------  -----------  -----------  ----------------

LOSS BEFORE INCOME TAXES                    (520)        (156)      (1,759)        (166)           (4,157)

CURRENT TAX EXPENSE                          --           --           --           --                --

DEFERRED TAX EXPENSE                         --           --           --           --                --
                                       -----------  -----------  -----------  -----------  ----------------

NET LOSS                               $    (520)   $    (156)   $  (1,759)   $    (166)   $       (4,157)
                                       -----------  -----------  -----------  -----------  ----------------

LOSS PER COMMON SHARE                  $    (.00)   $    (.00)   $    (.00)   $    (.00)   $         (.00)
                                       -----------  -----------  -----------  -----------  ----------------


The accompanying notes are an integral part of these unaudited condensed financial statements

                           OXY GENERAL CORPORATION
                        [A Development Stage Company]

                     CONDENSED STATEMENTS OF CASH FLOWS

                [Unaudited - See Accountants' Review Report]


                                                                     From
                                             For the Six         Inception on
                                             Months Ended        September 26,
                                               June 30,          1997 Through
                                        ----------------------     June 30,
                                           2000        1999          2000
                                        ----------  ----------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $  (1,759)  $    (166)  $      (4,157)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Non-cash services for stock                -           -            1,000
    Changes is assets and liabilities:
      Increase in accrued interest -
       related party                           34          21             120
                                        ----------  ----------  --------------
        Net Cash Provided (Used) by
         Operating Activities              (1,725)       (145)         (3,037)
                                        ----------  ----------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:

        Net Cash Provided by Investing
         Activities                            -           -               -
                                        ----------  ----------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock        -       10,000          10,000
 Increase in notes payable - related party     -          145             712
                                        ----------  ----------  --------------
        Net Cash Provided by Financing
         Activities                            -       10,145          10,712
                                        ----------  ----------  --------------
NET INCREASE (DECREASE) IN CASH            (1,725)     10,000           7,675

CASH AT BEGINNING OF PERIOD                 9,400          -              -
                                        ----------  ----------  --------------
CASH AT END OF PERIOD                   $   7,675   $  10,000   $       7,675
                                        ----------  ----------  --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

  Cash paid during the period for:
   Interest                             $      -    $      -    $         -
   Income taxes                         $      -    $      -    $         -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    For the periods ended June 30, 2000
       A Note payable in the amount of $812 was issued on April 1, 2000 to retire a previous notes payable of $712 and related interest of $100.

    For the periods ended June 30, 1999
       The Company issued 10,000,000 shares of common stock for cash at $10,000 (or $.001 per share).

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2000, the Company has available unused operating loss carryforwards of approximately $4,100, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,400 and $800 as of June 30, 2000 and December 31, 1999, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $600 during the six months ended June 30, 2000.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - As of June 30, 2000, the Company has not paid any compensation to an officer/director of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his/her home as a mailing address, as needed, at no expense to the Company.

  Notes Payable - On April 1, 2000, a related party note payable in the amount of $712 and the related accrued interest of $100 were rolled into a new one year related party note payable. The note is due on April 1, 2001 and provides for interest at 10% per annum. Accrued interest amounted to $20 and $86 at June 30, 2000 and December 31, 1999, respectively.

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

                           OXY GENERAL CORPORATION
                        [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                             For the Three            For the Six           From Inception
                                             Months Ended             Months Ended         on September 26,
                                               June 30,                 June 30,            1997 Through
                                       ------------------------  ------------------------      June 30,
                                          2000         1999         2000         1999            2000
                                       -----------  -----------  -----------  -----------  ----------------
   Loss from continuing operations
   available to common shareholders
    (numerator)                        $     (520)  $     (156)  $   (1,759)  $     (166)  $        (4,157)
                                       -----------  -----------  -----------  -----------  ----------------

   Weighted average number of
   common shares outstanding used
   in loss per share for the period
   (denominator)                       11,000,000    41186,813   11,000,000    2,602,410         4,918,651
                                       -----------  -----------  -----------  -----------  ----------------






                                   -7-

---------------------------------------------------------------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------------------------

Results of Operations
---------------------

      ****************************************************************
              Six Month Periods Ended June 30, 2000 and 1999,
             Three Month Periods Ended June 30, 2000 and 1999
       and from Inception on September 26, 1997 through June 30, 2000
      ****************************************************************

     The Company had no revenue from continuing operations for the six month periods ended June 30, 2000 and 1999, for the three month periods ended June 30, 2000 and 1999 or from inception on September 26, 1997 through June 30, 2000.

     General and administrative expenses for all periods ended consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $1,725 for the six month period ended June 30, 2000, $145 for the six month period ended June 30, 1999, $500 for the three month period ended June 30, 2000, $145 for the three month period ended June 30, 1999 and $4,037 from inception on September 26, 1997 through June 30, 2000.

     Interest expense for the six month periods ended June 30, 2000 and 1999, the three month periods ended June 30, 2000 and 1999 and from inception on September 26, 1997 through June 30, 2000 was $34, $21, $20, $11 and $120 respectively. Interest was accrued on a note payable to a third party in the principal amount of $712. This note payable and related accrued interest of $100 were rolled into a new one year related party note payable and bears interest at 10% per annum.

     As a result of the foregoing factors, the Company realized a net loss of $1,759 for the six month period ended June 30, 2000, $166 for the six month period ended June 30, 1999, $520 for the three month period ended June 30, 2000, $156 for the three month period ended June 30, 1999 and $4,157 from inception on September 26, 1997 through June 30, 2000.

Liquidity and Capital Resources
-------------------------------

     The Company remains in the development stage and, since inception, has had no revenues. At June 30, 2000 the Company had working capital of $6,843 and cash in the amount of $7,675. All cash raised by the Company to date, has come from the sale of 10,000,000 shares of the Company's common stock to Cliff Halling, the Company's current president, for $10,000, as well as a $812 loan to the Company by a previous officer. The shares were sold to Cliff Halling to obtain capital to pay the costs of general administrative expenses.

     Management believes that the Company has sufficient cash to meet its anticipated needs through at least the first calendar quarter of 2001. However, there can be no assurances to that effect, as the Company has no revenues through the date of this report and its need for capital may change dramatically if it acquires an interest in a business opportunity during that period. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

Plan of Operations
------------------

     The Company's plan of operations centers around its search for potential businesses, products, technologies and companies for acquisition.

     The Company has no property. The Company currently maintains operations from the home of its president, at no charge to the Company. The Company will continue to maintain operations at this location until management believes that the Company's revenues and financial resources justify a move to an alternative location. If such a move is required, the Company believes that there is an inadequate supply of office/warehouse/retail space in Salt Lake County, Utah meeting the Company's anticipated needs for the foreseeable future. Initially, the Company expects that it will lease rather then purchase such property in order to allocate its resources specifically to its operations.

     The Company may attempt to employ additional personnel if it is able to generate revenues or obtain additional financing. However, there is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

     No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

     Irrespective of whether the Company's cash assets prove to be adequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.


                                    PART II

---------------------------------------------------------------------------
ITEM 1.   LEGAL PROCEEDINGS
---------------------------------------------------------------------------

     The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

---------------------------------------------------------------------------
ITEM 2.   CHANGES IN SECURITIES
---------------------------------------------------------------------------

     Not Applicable.

---------------------------------------------------------------------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
---------------------------------------------------------------------------

     Not Applicable.

---------------------------------------------------------------------------
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------------------

     Not Applicable.

---------------------------------------------------------------------------
ITEM 5.   OTHER INFORMATION
---------------------------------------------------------------------------

     Not Applicable.

---------------------------------------------------------------------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

(a) Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits of this Form 10-QSB, which is incorporated herein by reference. Included only with the electronic filing of this report is the Financial Data Schedule for the six month period ended June 30, 2000 (Exhibit Ref. No. 27).

(b) Reports on Form 8-K: No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

---------------------------------------------------------------------------
SIGNATURES
---------------------------------------------------------------------------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OXY GENERAL CORPORATION


                                    /s/  Cliff Halling
                                   -----------------------------------
Date:   August 10, 2000            By: Cliff Halling, President, Secretary
                                                       Treasurer, Director

                                INDEX TO EXHIBITS
                              ---------------------



SEC Ref   Page
No.       No.       Description
-------   ----      -----------

Ex-3(i)    *        Articles of Incorporation of the Company, filed with
                    the State of Nevada on September 26, 1997.

Ex-3(ii)   *        Bylaws of the Company.

Ex-10      17       Promissory Note dated April 1, 2000 executed by the
                    Company.

Ex-27      **       Financial Data Schedule for the six month period ended
                    June 30, 2000.


* The listed exhibits are incorporated herein by this reference to the Registration Statement on Form 10-SB, filed by the Company with the Securities and Exchange Commission on February 10, 2000.

** The Financial Data Schedule is presented only in the electronic filing with the Securities and Exchange Commission.