Form 10QSB
period 2000-09-30
OXY GENERAL CORP
filed 2000-11-09
CIK 1105858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000.

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
                                              -----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

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

     As of November 8, 2000, there were 11,000,000 shares of common stock issued and outstanding.


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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . .12



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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . .15


     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

                                    PART I

---------------------------------------------------------------------------
ITEM 1.   FINANCIAL STATEMENTS
---------------------------------------------------------------------------

     In the opinion of management, the accompanying unaudited condensed financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

















                    [THIS SPACE INTENTIONALLY LEFT BLANK]

                           OXY GENERAL CORPORATION
                        [A Development Stage Company]

                   UNAUDITED CONDENSED FINANCIAL STATEMENTS

                             September 30, 2000

                           OXY GENERAL CORPORATION
                        [A Development Stage Company]




                                  CONTENTS
                                 ----------

                                                                   PAGE
                                                                  ------


  Unaudited Condensed Balance Sheets, September 30,
     2000 and December 31, 1999                                       2


  Unaudited Condensed Statements of Operations,
     for the three and nine months ended September 30, 2000
     and 1999 and for the period from inception on
     September 26, 1997 through September 30, 2000                    3

  Unaudited Condensed Statements of Cash Flows,
     for the nine months ended September 30, 2000
     and 1999 and for the period from inception on
     September 26, 1997 through September 30, 2000                    4


  Notes to Unaudited Condensed Financial Statements               5 - 7

                           OXY GENERAL CORPORATION
                        [A Development Stage Company]

                           CONDENSED BALANCE SHEETS

                                  [Unaudited]


                                    ASSETS
                                   --------

                                            September 30,    December 31,
                                                2000             1999
                                            -------------    -------------

CURRENT ASSETS
  Cash in bank                              $     7,005      $     9,400
                                            -------------    -------------
     Total Current Assets                         7,005            9,400
                                            -------------    -------------
                                            $     7,005      $     9,400
                                            =============    =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                    --------------------------------------

CURRENT LIABILITIES
  Note payable - related party              $       812      $       712
  Accrued interest payable - related party           41               86
                                            -------------    -------------
     Total Current Liabilities              $       853      $       798
                                            -------------    -------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                 --               --
  Common stock, $.001 par value,
   20,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                   11,000           11,000
  Capital in excess of par value                    --               --
  Deficit accumulated during the
   development stage                             (4,848)          (2,398)
                                            -------------    -------------
  Total Stockholders' Equity                      6,152            8,602
                                            -------------    -------------

                                            $     7,005      $     9,400
                                            =============    =============


Note: The Balance Sheet of December 31, 1999, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                           OXY GENERAL CORPORATION
                        [A Development Stage Company]

                      CONDENSED STATEMENTS OF OPERATIONS

                                 [Unaudited]

                                             For the Three            For the Nine          From Inception
                                             Months Ended             Months Ended         on September 26,
                                             September 30,            September 30,          1997 Through
                                       ------------------------  ------------------------    September 30,
                                          2000         1999         2000         1999            2000
                                       -----------  -----------  -----------  -----------  ----------------
REVENUE:                               $     --     $     --     $     --     $     --     $          --
                                       -----------  -----------  -----------  -----------  ----------------
EXPENSES:
  General and Administrative                 670          690        2,395          835             4,707
                                       -----------  -----------  -----------  -----------  ----------------

LOSS BEFORE OTHER EXPENSES                  (670)        (690)      (2,395)        (835)           (4,707)

OTHER EXPENSES:
  Interest expense                           (20)         (13)         (55)         (34)             (141)
                                       -----------  -----------  -----------  -----------  ----------------

LOSS BEFORE INCOME TAXES                    (690)        (703)      (2,450)        (869)           (4,484)

CURRENT TAX EXPENSE                          --           --           --           --                --

DEFERRED TAX EXPENSE                         --           --           --           --                --
                                       -----------  -----------  -----------  -----------  ----------------

NET LOSS                               $    (690)   $    (703)   $  (2,450)   $    (869)   $       (4,484)
                                       -----------  -----------  -----------  -----------  ----------------

LOSS PER COMMON SHARE                  $    (.00)   $    (.00)   $    (.00)   $    (.00)   $         (.00)
                                       -----------  -----------  -----------  -----------  ----------------


The accompanying notes are an integral part of these unaudited condensed financial statements

                           OXY GENERAL CORPORATION
                        [A Development Stage Company]

                     CONDENSED STATEMENTS OF CASH FLOWS

                                [Unaudited]

                                                                                  From
                                                       For the Nine           Inception on
                                                       Months Ended           September 26,
                                                       September 30,          1997 Through
                                              ------------------------------  September 30,
                                                   2000            1999            2000
                                              --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                    $      (2,450)  $        (869)  $      (4,848)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Non-cash services for stock                          -               -            1,000
    Changes is assets and liabilities:
      Increase in accrued interest -
       related party                                     55              34             141
                                              --------------  --------------  --------------
        Net Cash Provided (Used) by
         Operating Activities                        (2,395)           (835)         (3,707)
                                              --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:

        Net Cash Provided by Investing
         Activities                                      -               -               -
                                              --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                  -           10,000          10,000
 Increase in notes payable - related party               -              235             712
                                              --------------  --------------  --------------
        Net Cash Provided by Financing
         Activities                                      -           10,235          10,712
                                              --------------  --------------  --------------
NET INCREASE (DECREASE) IN CASH                      (2,395)          9,400          7,005

CASH AT BEGINNING OF PERIOD                           9,400              -               -
                                              --------------  --------------  --------------
CASH AT END OF PERIOD                         $       7,005   $       9,400   $       7,005
                                              --------------  --------------  --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

  Cash paid during the period for:
   Interest                                   $          -    $          -    $          -
   Income taxes                               $          -    $          -    $          -


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    For the nine months ended September 30, 2000
       A Note payable in the amount of $812 was issued on April 1, 2000 to retire a previous notes payable of $712 and related interest of $100.

    For the nine months ended September 30, 1999
       The Company issued 10,000,000 shares of common stock for cash at $10,000 (or $.001 per share).


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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.


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

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2000, the Company has available unused operating loss carryforwards of approximately $4,100, which may be applied against future taxable income and which expire in various years through 2020.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,400 and $800 as of September 30, 2000 and December 31, 1999, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $600 during the nine months ended September 30, 2000.

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - As of September 30, 2000, the Company has not paid any compensation to an officer/director of the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his/her home as a mailing address, as needed, at no expense to the Company.

Notes Payable - On April 1, 2000, a related party note payable in the amount of $712 and the related accrued interest of $100 were rolled into a new one year related party note payable. The note is due on April 1, 2001 and provides for interest at 10% per annum. Accrued interest amounted to $41 and $86 at September 30, 2000 and December 31, 1999, respectively.

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


                          OXY GENERAL CORPORATION
                        [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

                                             For the Three            For the Nine          From Inception
                                             Months Ended             Months Ended         on September 26,
                                             September 30,            September 30,          1997 Through
                                       ------------------------  ------------------------   September 30,
                                          2000         1999         2000         1999            2000
                                       -----------  -----------  -----------  -----------  ----------------
   Loss from continuing operations
   available to common shareholders
    (numerator)                        $     (690)  $     (703)  $   (2,450)  $     (869)  $        (4,848)
                                       -----------  -----------  -----------  -----------  ----------------

   Weighted average number of
   common shares outstanding used
   in loss per share for the period
   (denominator)                       11,000,000   11,000,000   11,000,000   11,000,000         5,427,273
                                       -----------  -----------  -----------  -----------  ----------------

NOTE 7 - SUBSEQUENT EVENTS

Related Party Note Payable - On November 1, 2000 the company received a $10,000 loan from a related party. The related note payable is due on October 31, 2001 and provides for interest at 10% per annum.

Name Change - During October, 2000 the Company decided to change its business plan to mobile advertising to businesses in the United States. In connection with this change in business plan the Company is also changing its corporate name to Wrap-N-Roll USA, Inc. The name change will be effective as of November 17, 2000.






                                   -7-

---------------------------------------------------------------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------------------------

Results of Operations
---------------------

     *****************************************************************
           Nine Month Periods Ended September 30, 2000 and 1999,
         Three Month Periods Ended September 30, 2000 and 1999 and
      from Inception on September 26, 1997 through September 30, 2000
     *****************************************************************

     The Company had no revenue from continuing operations for the nine month periods ended September 30, 2000 and 1999, for the three month periods ended June 30, 2000 and 1999 or from inception on September 26, 1997 through September 30, 2000.

     General and administrative expenses for all periods ended consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $2,395 for the nine month period ended September 30, 2000, $1835 for the nine month period ended September 30, 1999, $670 for the three month period ended September 30, 2000, $690 for the three month period ended September 30, 1999 and $4,707 from inception on September 26, 1997 through September 30, 2000.

     Interest expense for the nine month periods ended September 30, 2000 and 1999, the three month periods ended September 30, 2000 and 1999 and from inception on September 26, 1997 through September 30, 2000 was $55, $34, $20, $13 and $141 respectively. Interest was accrued on a note payable to a third party in the principal amount of $712. This note payable and related accrued interest of $100 were rolled into a new one year related party note payable and bears interest at 10% per annum.

     As a result of the foregoing factors, the Company realized a net loss of $2,450 for the nine month period ended September 30, 2000, $869 for the nine month period ended September 30, 1999, $690 for the three month period ended September 30, 2000, $703 for the three month period ended September 30, 1999 and $4,848 from inception on September 26, 1997 through September 30, 2000.

Liquidity and Capital Resources
-------------------------------

     The Company remains in the development stage and, since inception, has had no revenues. At September 30, 2000, the Company had working capital of $6,152 and cash in the amount of $7,005. All cash raised by the Company at September 30, 2000, had come from the sale of 10,000,000 shares of the Company's common stock to Cliff Halling, the Company's current president, for $10,000, as well as a $812 loan to the Company by a previous officer. The shares were sold to Cliff Halling to obtain capital to pay the costs of general administrative expenses.

     On November 1, 2000, the Company executed a note payable with a shareholder of the Company in the amount of $10,000. These note is payable upon demand and accrues interest at 10% per annum and was executed to obtain capital to pay general administrative expenses and expenses relating to the Company's new business plan, as described below.

     Management believes that the Company has sufficient cash to meet its anticipated needs through at least the first calendar quarter of 2001. However, there can be no assurances to that effect, as the Company has no revenues through the date of this report and its need for capital may change dramatically. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

Plan of Operations
------------------

     On October 1, 2000, the board of directors and majority shareholders of the Company consented to change the Company's name from Oxy General Corporation to Wrap-N-Roll USA, Inc. On October 24, 2000, the Company mailed an information statement regarding this matter to all shareholders of record as of October 1, 2000. Also on October 24, 2000, the Company filed this information statement on Schedule 14C with the Securities and Exchange Commission. The name change will be effective November 17, 2000. The Company is seeking a change in its business plan to mobile advertizing to US businesses. The name change is being effected to better suit the nature of the Company's business.

     The Company is in its start-up stage at this time. The Company will offer US businesses of all sizes the opportunity to obtain additional exposure to the consumer by "wrapping" (a term used to describe the total logoing of a vehicle) a new 2001 VW Beatle or Chrysler PT Cruiser. The vehicle will be driven and parked in an area conducive to the companies demographics.

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

     Not Applicable.

---------------------------------------------------------------------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
---------------------------------------------------------------------------

     Not Applicable.

---------------------------------------------------------------------------
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------------------

     On October 1, 2000, the board of directors and majority shareholders of the Company consented to change the Company's name from Oxy General Corporation to Wrap-N-Roll USA, Inc.

     Of the 11,000,000 shares of common stock issued and outstanding and entitled to vote by written consent on that date, a shareholder owning 10,000,000 shares, or approximately 91% of the outstanding common stock, consented to this name change by written consent taken without a meeting pursuant to Section 78.320 of the Nevada Revised Statutes.

     On October 24, 2000, the Company mailed an information statement regarding this matter to all shareholders of record as of October 1, 2000. Also on October 24, 2000, the Company filed this information statement on
Schedule 14C with the Securities and Exchange Commission. The name change will be effective November 17, 2000. The Company is seeking a change in its business plan to mobile advertizing to US businesses. The name change to Wrap-N-Roll USA, Inc. is being effected to better suit the nature of the Company's business.

     For more information regarding the above matter, see the Company's Information Statement filed on Schedule 14C with the Securities and Exchange Commission on July 25, 2000.

---------------------------------------------------------------------------
ITEM 5.   OTHER INFORMATION
---------------------------------------------------------------------------

     On November 1, 2000, the Company executed a note payable with a shareholder of the Company in the amount of $10,000. These note is payable upon demand and accrues interest at 10% per annum and was executed to obtain capital to pay general administrative expenses and expenses relating to the Company's new business plan, as described in this quarterly report.

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

                                   OXY GENERAL CORPORATION


                                     /s/  Cliff Halling
                                   -----------------------------------
Date:   November 10, 2000          By: Cliff Halling, President, Secretary
                                                       Treasurer, Director

                               INDEX TO EXHIBITS
                              ---------------------



SEC Ref   Page
No.       No.       Description
-------   ----      -----------

Ex-3(i)    **       Articles of Incorporation of the Company, filed with
                    the State of Nevada on September 26, 1997.

Ex-3(ii)   **       Bylaws of the Company.

Ex-10(a)   ***      Promissory Note dated April 1, 2000 executed by the
                    Company.

Ex-10(b)   17       Promissory Note dated November 1, 2000 executed by the
                    Company.

Ex-27      *        Financial Data Schedule for the nine month period
                    ended September 30, 2000.


*** The listed exhibits are incorporated herein by this reference to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000, filed by the Company with the Securities and Exchange Commission on August 14, 2000.

** The listed exhibits are incorporated herein by this reference to the Registration Statement on Form 10-SB, filed by the Company with the Securities and Exchange Commission on February 10, 2000.

* The Financial Data Schedule is presented only in the electronic filing with the Securities and Exchange Commission.