Form 10KSB
period 2000-12-31
WRAP N ROLL USA INC
filed 2001-04-12
CIK 1105858

                  U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                Form 10-KSB
(Mark One)
     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the calendar year ended December 31, 2000

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File Number: 000-29445

                             Wrap-N-Roll USA, Inc.
              -------------------------------------------------
               (Name of Small Business Issuer in Its Charter)

              Nevada                                  84-1432450
             --------                                ------------
  (State or Other Jurisdiction of                  (I.R.S. Employer
   Incorporation or Organization)                 Identification No.)

                  1056 East Platinum Way, Sandy, Utah 84094
           ---------------------------------------------------------
             (Address of Principal Executive Offices and Zip Code)

                  Issuer's telephone number: (801) 576-8073
                                             ----------------

                              Not Applicable
           ---------------------------------------------------------
         (Address of Previous Principal Executive Offices and Zip Code)

Securities to be registered under Section 12(b) of the Act:

Title of each class to be so registered: Not Applicable

Name of each exchange on which each class is to be registered: Not Applicable

Securities to be registered under Section 12(g) of the Act:

                      Common Stock, Par Value $0.001
                             (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   [X] Yes    [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   [ ]

     The issuer's total revenues for the year ended December 31, 2000 were $0.00.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of March 30, 2001, was $0.00.

     The number of shares outstanding of the Company's common stock ($0.001 par value) as of March 30, 2001 was 11,000,000 shares.

                                                  Total Number of Pages: 38
                                   Index to Exhibits is Located on Page: 37

                                TABLE OF CONTENTS
                              ---------------------


                                      PART I

Item Number and Caption                                                  Page

Item 1.  Description of Business. . . . . . . . . . . . . . . . . . . . .  3

Item 2.  Description of Property. . . . . . . . . . . . . . . . . . . . . 15

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 15

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . 16


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters . . . . 16

Item 6.  Management's Discussion and Analysis or Plan of Operations . . . 17

Item 7.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . 19

Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure . . . . . . . . . . . . . . . . . . . . 32


                                     PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act. . . . . . . . 32

Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . 33

Item 11.  Security Ownership of Certain Beneficial Owners and Management. 34

Item 12.  Certain Relationships and Related Transactions. . . . . . . . . 35

Item 13.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 35


         SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . 36

         Index to Exhibits. .  . . . . . . . . . . . . . . . . . . . . . 37

                                      PART I

-----------------------------------------------------------------------------
Item 1.   Description of Business.
-----------------------------------------------------------------------------

Forward-looking Statements

     Various forward-looking statements have been made in this Form 10-KSB. Forward-looking statements may also be in the Company's other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the Company, through its management, may make oral forward-looking statements.

     Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated. Certain statements in this Form 10-KSB, including those relating to the Company's expected results, the accuracy of data relating to, and anticipated levels of, its future inventory and gross margins, its anticipated cash requirements and sources, are forward-looking statements. Such statements involve risks and uncertainties, which may cause results to differ materially from those set forth in these statements. Factors which may cause actual results in future periods to differ from its current expectations include, among other things, the continued availability of sufficient working capital, the availability of adequate sources of capital, the successful integration of new employees into existing operations, the continued desirability and customer acceptance of existing and future product lines, possible cancellations of orders, the success of competitive products, and the success of the Company's programs to strengthen its inventory cost accounting controls and procedures. In addition to these factors, the economic and other factors identified in this Form 10-KSB, including but not limited to the risk factors discussed herein and in the Company's previously filed public documents could affect the forward-looking statements contained in herein and therein.

     Forward-looking statements generally refer to future plans and performance, and are identified by the words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will" or the negative thereof and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements.


Background

     Wrap-N-Roll USA, Inc. ("Wrap-N-Roll" or the "Company") was incorporated under the laws of the State of Nevada on September 26, 1997 under the name Oxy General Corporation. On November 17, 2000, the Company changed its name to Wrap-N-Roll USA, Inc. to better suit its new business plan, as described herein. The Company has had limited operations to date. The Company has one full-time employee, who is also an officer and director of the Company. The Company currently owns no real estate.

Business

     The Company provides specialized advertising services to businesses of all sizes emphasizing on large format digital printing on perforated and non-perforated vinyl substrates.

     Through use of a special non-corrosive, vinyl material with a patented adhesive made by 3M, the Company offers businesses the ability to wrap the exterior of buildings, windows and motor vehicles with an advertising message.

     The Company's services are segmented into stationary or mobile advertising services. Stationary advertising services are defined as advertising services provided by the Company utilizing stationary mediums for the display of the advertising message. Such mediums include buildings, windows and storefronts. Mobile advertising services are defined as advertising services provided by the Company utilizing mobile mediums such as a motor vehicle, for the display of the advertising message.

     Currently, the Company contracts out the design, layout, printing and installation services to third party providers. The Company charges advertisers either a fixed fee on a project-by-project basis or provides continuos services billed on a contract basis. The Company coordinates the logistics of the printing and installation process and when requested, negotiates contracts with third party building or motor vehicle operators for the purposes of displaying an advertiser's message on their properties or vehicles.

     The Company determines its fees based on the size of the printing project and the complexity of the design and installation. Additional fees are billed for the rights to display the advertising message on a third party building or motor vehicle unrelated to the advertiser.

     The advertiser is expected to pay an initial installment fee to begin development of the wrap, which takes approximately two weeks to design, develop and print. The advertiser provides its advertising artwork to the Company, who then contracts with a local designer to design, develop and print the large format digital advertisement on a vinyl substrate. The Company then contracts with a local 3M certified installer to install the advertising message. An additional payment is made at completion of the installation of the advertising message. Contract services are based on one-month, three-month, six-month, or one-year contracts to display an advertiser's message on a third party building or motor vehicle and are billed monthly.


Mobile Advertising Services

     American businesses spend billions, annually, promoting their advertising messages through a variety of media including TV, radio, newspaper, magazine, direct mail, telemarketing, billboards, signs and more recently, the Internet.

     The goal of the advertiser is to utilize the media that reaches the advertiser's target audience in the most cost-effective manner and to repeatedly transmit its message to generate brand recognition and stimulate a purchase.

     More and more businesses are finding that they can gain additional exposure and brand recognition by displaying their company's logo or advertising message on vehicles driven by their employees or others. The motor vehicle, which is wrapped with the advertiser's message, is driven in high traffic areas where the advertiser's message can be displayed to other motorists. Occasionally the motor vehicle may also be parked in high traffic areas where the permission has been granted or purchased for the rights to park and display a vehicle.

     The Company believes that this method of advertising can compete for advertising dollars against methods that businesses typically allocate to reach the mobile public, such as radio and billboard advertising, because of the novel way in which this method attracts attention. While the Company has not performed any scientific studies with specific standards, it has determined through a series of in-house surveys that motorists are more likely to be attracted by seeing and retaining an advertisement message on a mobile vehicle as opposed to a billboard, park bench, poster, sign or other stationary form of advertisement.

     Moreover, while a motorist has the ability to change the channel during a radio-advertising message, the motorist is less able to prevent seeing an attractive, uniquely designed passing vehicle wrapped in an attractive advertising message.

     To reach the mobile public, the Company seeks to have the vehicles it
has wrapped with advertisement, driven in high traffic areas.   As such, the
Company expects that its wrapped vehicles will be driven primarily in metropolitan markets that have populations in excess of 200,000 people.

     The primary geographic market, in which the Company expects its wrapped vehicles to be driven, includes various metropolitan areas in the state of Utah, with a combined population of approximately 875,000. The Company seeks to expand this market to include additional states in the Mountain and Western regions of the United States.

     The vehicles used for mobile advertising services are either provided by the advertiser, its employees, private parties or by the Company.

     When vehicles leased by the Company are utilized, the Company's sales representatives and other employees are expected to drive the vehicle to sales appointments or on company errands traversing through high traffic areas to display the advertiser's message to other motorists. From time to time, the drivers of the wrapped vehicles are also expected to pass out the advertiser's fliers and coupons.

     As indicated, the Company may also contract with private parties to have their vehicles wrapped. The Company expects to pay these parties a monthly fee to have the advertiser's logo wrapped on their car. The Company seeks to target individuals who drive newer model cars and whose occupations demand frequent travel in high traffic areas.

     The Company prefers utilizing vehicles owned by private parties that have a unique design which stands out among other vehicles and provides the greatest opportunity to attract attention. The Company currently leases two Volkswagon Beetles and has received interest from independent third parties that own the Chrysler PT Cruiser, Dodge Vipers and special sport utility vehicles. The Company may use other models and years of cars to display advertisements depending on various factors including cleanliness of the vehicle, market demand, availability of vehicles and the willingness of the contracted private party to actively draw attention to the vehicle, and cost.

     By calendar year end December 2000, the Company had two company-leased vehicles. Currently the Company has wrapped an additional five vehicles owned or leased by advertisers.

     The vehicles wrapped with an advertisement are in operation primarily during the hours of 8:00 AM to 5:00 PM, five days a week. However, because the wrap remains on the vehicle during the entire terms of an advertiser's contract, the advertisement is displayed anytime the vehicle is driven which may be at any hour during any day of the week.

     The vehicles are wrapped with a non-corrosive vinyl material, which remains on the vehicle during the term of the advertisers contract. The special material allows parties within the vehicle the ability to see out of the windows, while parties on the outside of the vehicle only see the advertising message. Upon completion of the contract, the wrap is easily removed and disposed of without any adverse effect on the vehicle or the environment.


Stationary Advertising Services

     The Company seeks to target businesses for the purposes of providing large format, high resolution, and digital printing advertisements that the business can display on exterior windows of their buildings.

     Until recently, advertisements displayed on windows of certain businesses have been hand-painted, or have been large format posters taped to the interior of an exterior window.

     The Company provides what it believes to be a superior, cost-effective alternative. The advertisements displayed by the Company are substantially more attractive and last longer than traditional display methods.


     The material used for its stationary advertising services is the same as what is used for its mobile advertising services. The exterior windows are covered with a non-corrosive, thin-film, vinyl material that allows parties within the building the ability to see out of the windows, while parties on the outside of the building only see the advertising message. An advertising message can be installed on a typical 4' x 5' window in approximately 15-20 minutes. The material can withstand all types of weather conditions and is expected to display a quality image for up to three years. The material is not corrosive and is easily removed and disposed of without any adverse effect to the window, building or the environment.

     Currently, the Company has five customers for its stationary advertising services.

     The Company will perform installation services for its clients on ground level installations. For all other types of installations, the Company expects to sub-contract with independent third party installers.

     Prices on projects are expected to vary by size of the advertisement, window height from ground level, timing of the installation and overall complexity of the installation.


Marketing

      Initially, the Company seeks to target businesses in the Salt Lake City area to advertise utilizing the Company's stationary or mobile advertising programs. The Company seeks to attract national advertisers as well.

     According to the Utah Chamber of Commerce, there are approximately 53,000 businesses along the Wasatch Front in the state of Utah, with a majority residing in the greater Salt Lake City metropolitan area.

     For its mobile advertising services the Company seeks to target businesses with sizable fleets of vehicles such as delivery or transportation companies.

     For its stationary advertising services, the Company seeks to target building owners and businesses with window exposure.

      To date, the Company has attracted a limited clientele through telemarketing, canvassing and word-of-mouth advertising. The Company plans to implement a regular routine of telemarketing and canvassing to attract additional clientele and expects most of its clientele to come from these methods of marketing. Additionally, the Company has been advertising its services by wrapping a company-leased vehicle with its own logo and implementing the advertising methods that it offers to its clientele. The Company also expects to market its services at trade shows and also seeks to establish an Internet web site.

      Additionally, the Company expects to attract a portion of its clientele through publicity generated by radio, television and newspaper because the uniqueness and novel way in which the Company provides advertising services for businesses.

     The Company's stationary advertising operations are affected by weather to the extent adverse weather limits the abilities of the Company's installers from making installations. As such, the Company expects revenues to fluctuate, to a limited extent and be greater during the spring and summer seasons. The Company does not foresee seasonal factors effecting its mobile advertising operations

     The Company expects its operations to be affected by economic conditions only on a limited basis because businesses must advertise during good times or bad. However, to the extent that its customers are affected by economic conditions, the Company may be affected should its customers become delinquent in payments to the Company.

Government Regulation

     Various aspects of the Company's business are affected by local, state and federal regulations. Local ordinances determine what business owners can display on the outside of their businesses. The Company expects businesses to check their local ordinances before requesting the Company's services. Additionally, the Company's leased vehicles are required to be compliant with local registration and emissions regulations. The Company is also subject to various regulations applicable to all businesses. To the extent that the Company is party to an enforcement action, its financial results could be adversely affected.


Competition

     The Company competes with several local advertisers who utilize large format digital printing for automobile wraps or building advertising, most of whom have substantially more resources than the Company. The Company also competes, to a lesser extent, with printing companies that provide large format usual printing services on vinyl substrates.

     It can be expected that the printers used by the Company may directly compete with the Company. Because there are only a few large format digital printers in the Company's geographical area, such competition could negatively affect the Company's financial results. As the Company grows and obtains additional capital, its seeks to acquire its own printing facilities to minimize this dependence. However, there are no assurances to this effect.

     Additionally, the Company competes with other advertising and marketing companies who generate revenues utilizing a variety of advertising and marketing methods. These marketers include, among other types, television and radio stations, magazines, newspapers, telemarketers, billboard companies and Internet marketers. Most of these businesses and marketing methods have been around for years and have proven successful for advertisers, whereas the Company and its methods are relatively new and unproven. Also, it can be assumed that most if not all of these companies have substantially more resources than the Company.

     The Company may also compete in the future with new forms of advertising, currently unknown to the Company.


Administrative Systems

     The Company is currently operating from the home of its president who provides office space, utilities and computer access. Through the calendar year ending December 31, 2000, the Company was not charged for these expenses. Beginning January 2001, the Company may be charged a base rent of approximately $100 per month. Further, the Company may be charged a base utilities/miscellaneous expense of approximately $100 per month. Management believes that all rental and utility/miscellaneous expense amounts will be accrued until such time the Company has sufficient net income to pay for the expenses on a monthly basis. These services would likely cost approximately between $100-$200 per month from independent parties. As the Company grows, it will have to pay for these services from independent parties.

     Utility/miscellaneous expense include but do not limit to heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer, printer and any other office items needed for the operations of the Company.

     At the present time, the Company's operating and accounting systems are maintained by the Company's president, using off-the-shelf software programs. While there are no assurances, the Company may utilize the services of outside accounting and bookkeeping firms as it grows.

     The Company does not currently maintain any worker's compensation, general office or liability insurance although it expects to acquire such insurance as it generates additional and adequate financial resources to allocate to such costs through operating revenues or from the sale of the Company's securities.


Insurance

     The Company maintains liability and collision insurance on its leased vehicles in amounts required by the lessor. While there are no assurances, the Company believes the amount of insurance it currently maintains to be adequate.

     Currently, the Company does not maintain any general liability or office insurance. While there are no assurances, the Company does anticipate obtaining such policies in the near future.

     The private parties with whom the Company contracts to wrap and drive their own vehicles are expected to sign a waiver with the Company representing that they carry adequate insurance, and further represent to indemnify and hold the Company harmless from any and all claims arising out of their activities on behalf of the Company.


Employees

     At calendar year end December 31, 2000, the Company had one employee who is also the Company's president and sole officer and director. The Company will be heavily dependent upon his skills, talents, and abilities to implement the Company's business plan, and may, from time to time, find that the inability of this person to devote full time attention to the business of the Company may result in a delay in progress toward implementing the Company's business plan. Currently the Company also has one commissioned sales representative.

     During the calendar year 2001, the Company anticipates hiring additional administrative personnel in general administration and accounting. The Company further anticipates hiring representatives in marketing and automobile procurement. Finally, the Company anticipates contracting with numerous commissioned sales representatives and private party drivers.

     Currently, the economy in Salt Lake City, Utah is strong and there is very low unemployment rate. As such, the Company could experience some difficulty in finding and hiring qualified personnel on terms favorable to the Company.

     Moreover, hiring additional personnel would be contingent on the level of the Company's financial resources which is currently low and may require the Company to raise additional money through debt or equity financing.

     During the calendar year ending December 31, 2000, the Company's only employee did not receive a salary since operations were minimal. Beginning January 2001, the Company anticipates that it may pay or accrue a salary for this employee at a rate of approximately $1,000 per month payable on a bi-weekly basis. The Company does not currently offer any bonuses, vacation pay, overtime pay, retirement, pension, profit sharing, stock option or insurance programs or other similar programs for its employees. However, as the Company grows and hires additional personnel, it expects to add additional employee benefits.

     None of the Company's employees are protected by any type of collective bargaining agreement. Nor does the Company anticipate its employees having such agreements in the future.

     Certain of the officers and directors of the Company may be directors and/or principal shareholders of other companies and, therefore, could face conflicts of interest. In addition, officers and directors of the Company may in the future participate in business ventures, which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business.

     The Company has no "key person" life insurance coverage on the life of its officers and directors, and has no present intention to purchase such coverage, due to its prohibitive cost.


Partners

     The Company has entered into a non-binding verbal partnership relationship with a local printing company who currently provides the Company with its large format printing needs. This particular company maintains printing templates of numerous automobiles for the purposes of designing complete automobile advertisement wraps.

     The Company believes that its relationship with this printing company is good. There are only a couple of large format printing companies that can provide the types of services that the Company needs. As a result, the Company's operations could be substantially adversely affected by the loss of its relationship with its printer.

     As the Company grows and obtains capital, it seeks to minimize this dependence by acquiring its own printing facilities. However, there can be no assurances that the Company will obtain additional capital, or that it will be able to find adequate facilities, or if so, on terms favorable to the Company.

     Additionally, the Company has entered into a non-binding verbal partnership relationship with a local installation company who currently provides the Company with its large format installation needs. This particular company has over 25 years experience in advertising installation projects and is also a 3M certified installer.

     The Company believes that there are numerous installers available from which the Company can choose to provide its installation services.

     Payment for services for both the printing and installation companies are made at completion of the project. As the Company's relationship with these companies grows, the Company anticipates that it will enter into written contracts with them and be provided with more favorable payment terms. The Company believes that there is an adequate source of additional printing and installation companies in the local area that provide similar services in the event the Company needs additional or alternative relationships.


Need for Future Capital

     Because the Company is operating with limited capital and resources, its long-term success may therefore depend upon its ability to raise additional capital. The Company may need additional capital for marketing, payroll and supplies as it grows which may be beyond resources generated by revenues.

     Currently, the Company spends less then a $1,000 per month for its operating activities excluding the amounts paid to its president/sole employee. Nevertheless, should expenses continue to exceed revenues, the Company will face a severe cash shortage, which could adversely affect its financial results.

     The Company has not investigated the availability, source, or terms for additional capital and will not do so until it determines such a need. Additionally, there is no assurance that funds will be available from any source or, if available, obtainable on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its limited capital. Obtaining financing through an offering of the Company's securities could also have a substantial dilutive effect on the ownership by the Company's existing and future shareholders.

     Irrespective of whether the Company's cash assets prove to be adequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash. Such issuance could have a potentially dilutive effect on the ownership of the Company's shareholders.

Risk Factors

     The Company is also subject to a number of risks, which are inherent in development stage companies of its size. Additionally, the Company is also subject to general industry risks. Besides those that have already been discussed herein, the Company is subject to the following risks:

     EARLY DEVELOPMENT STAGE COMPANY; NO EARNINGS HISTORY. The Company just recently changed to its current business and is considered in its promotional and embryonic development stages. The Company has had minimal revenues and there are no material financial results upon which investors might base an assessment of its potential. As a result of the increase in operating expenses caused by a new business plan, operating results may be adversely affected if sales do not increase sufficiently, whether due to increased competition or otherwise. There can be no assurance that the Company will be able to grow in the future.

     GENERAL RISKS TO WHICH MOST NEW BUSINESSES ARE SUBJECTED. The Company is subject to all of the risks typically associated with start-up companies: lack of capital, lack of name recognition, high startup costs, difficulties in generating clients and establishing revenue streams. Investments in start-up companies are highly speculative with a high probability of failure. In the event the Company fails to achieve its objectives, an investment in the Company's securities could result in a complete loss of investment.

     RISKS ASSOCIATED WITH EXPANSION. The Company will seek to develop and expand its operations. Expansion will place substantial strains on the Company's newly formed business plan, management, operational, accounting and information resources and systems. Successful management of growth will require the Company to first develop and then improve its financial controls, operating procedures, and management information systems, and to train, motivate and manage its employees. The Company's failure to manage early growth effectively would have a material adverse effect on its results of operations and its ability to execute its business plan.

     CONTROL BY INSIDERS / PRINCIPAL SHAREHOLDERS. A single shareholder of the Company beneficially owns a majority of the outstanding shares and will, consequently, be able to elect the Company's Board of Directors, thereby directing its affairs. The holders of a majority of the Company's issued and outstanding shares may, pursuant to Nevada corporate statutes, authorize or take corporate action without the notice, approval, consent or vote of the minority stockholders.

     LACK OF PUBLIC TRADING MARKET. While the Company anticipates eventually applying for a listing to have its stock trade on the NASD OTC Bulletin Board, there is presently no public trading market for the shares and no assurance can be given that any public and/or active trading market will develop or be sustained in the future. In the event a market does develop, the market price for the Company's stock may be volatile and subject to fluctuations resulting from news announcements concerning the Company, quarterly operating results, analyst recommendations, general securities market conditions, and other factors. The stock market in general, and the market for shares of small capitalization stocks in particular, have experienced significant price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the market price of the Company's common stock and may not be indicative of future market prices of the Stock.

     PENNY STOCK REGULATIONS. Investors should note the existence of Rule 15(c)2-6 (the "Rule") promulgated under the Exchange Act, setting forth sales practice requirements for certain securities. The Rule imposes certain additional requirements on sales practices utilized by broker-dealers who may sell the Company's securities to persons other than established customers and "accredited investors." For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000).

     For transactions covered by the Rule, the special "suitability determinations" for the proposed purchaser must be made by the broker, and a written agreement to the transaction must be furnished by the purchaser to the broker prior to the sale. In the event that a trading market should develop for the Company's securities, the Rule may have the effect of hampering the ability of investors to resell their shares in such market.

     In addition, the Securities and Exchange Commission has adopted a number of rules to regulate broker-dealer practices in connection with transactions in "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The 'penny stock rules' require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. The foregoing disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If a trading market should develop in the Company's securities and should the Shares become subject to the penny stock rules, investors in the offering may find it difficult to sell their shares.

     Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Management of the Company is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.


Rule 144 Sales

     Shares of the Company's common stock that are held by officers, directors, and any stockholder owning greater than 10% of the total issued and outstanding shares are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

-----------------------------------------------------------------------------
Item 2.   Description of Property.
-----------------------------------------------------------------------------

     The Company is currently operating from the home of its president at located at 1056 East Platinum Way, Sandy, Utah 84094 who provides office space, utilities and computer access. Through the calendar year ending December 31, 2000, the Company was not charged for these expenses. Beginning January 2001, the Company may be charged a base rent of approximately $100 per month. Further, the Company may be charged a base utilities/miscellaneous expense of approximately $100 per month. Management believes that all rental and utility/miscellaneous expense amounts will be accrued until such time the Company has sufficient net income to pay for the expenses on a monthly basis. These services would likely cost approximately between $100-$200 per month from independent parties. As the Company grows, it will have to pay for these services from independent parties.

     Utility/miscellaneous expense include, but do not limit to, heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer, printer and any other office items needed for the operations of the Company.

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

     The Company does not have any additional facilities. Further, there are no arrangements for the improvement or development of the properties currently being utilized by the Company.

     Management of the Company does not currently have policies regarding the acquisition or sale of assets primarily for possible capital gain or primarily for income. The Company does not presently hold any long term investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.


-----------------------------------------------------------------------------
Item 3.   Legal Proceedings.
-----------------------------------------------------------------------------

     The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

-----------------------------------------------------------------------------
Item 4.   Submission of Matters to Vote of Security Holders.
-----------------------------------------------------------------------------

     No matters were submitted to vote of the Company's security holders during the Company's most recent calendar year ending December 31, 2000.

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

     On October 24, 2000, the Company mailed an information statement regarding this matter to all shareholders of record as of October 1, 2000. Also on October 24, 2000, the Company filed this information statement on
Schedule 14C with the Securities and Exchange Commission. The name change became effective November 17, 2000. The name change to Wrap-N-Roll USA, Inc. was effected to better suit the nature of the Company's business as discussed herein.

     For more information regarding the above matter, see the Company's Information Statement filed on Schedule 14C with the Securities and Exchange Commission on October 24, 2000.



                                 PART II

-----------------------------------------------------------------------------
Item 5.   Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------------------

     No public trading market currently exists for the Company's securities. There were forty-five (45) holders of record of the Company's common stock on December 31, 2000.

     No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.

-----------------------------------------------------------------------------
Item 6.   Management's Discussion and Analysis of Operations or Plan of
          Operations.
-----------------------------------------------------------------------------


     ******************************************************************
                  Liquidity and Capital Resources (Audited)
                For the Calendar Year Ended December 31, 2000
     ******************************************************************

     The Company remains in the development stage and, since its inception through the calendar year end 2000, has had no revenues. At December 31, 2000, the Company had a working capital of ($2,340) and cash in the amount of $3,059. All cash raised by the Company at December 31, 2000 had come from the sale of 10,000,000 shares of the Company's common stock to Cliff Halling, the Company's current president, for $10,000, a $712 loan to the Company by a previous officer, as well as a $10,000 loan to the Company with a shareholder of the Company. The shares were sold to Cliff Halling to obtain capital to pay the costs of general administrative expenses.

     Management does not believe that the Company has sufficient cash to meet its anticipated cash needs without additional and immediate revenue. The Company anticipates that its revenues will be adequate to cover its expenses. However, there can be no assurances to that effect, as the Company had no revenues at December 31, 2000 and its need for capital may change dramatically. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.


     ******************************************************************
                      Results of Operations (Audited)
          For the Calendar Years Ended December 31, 2000 and 1999
     and from Inception on September 26, 1997 through December 31, 2000
     ******************************************************************

     The Company had no revenues for the calendar years ended December 31, 2000 and 1999 or from inception on September 26, 1997 through December 31, 2000. The Company incurred $10,942 in net operating losses for the calendar year ended December 31, 2000 as compared to $884 in net operating losses for the calendar year ended December 31, 1999 and $13,340 from inception on September 26, 1997 through December 31, 2000.

     The net operating loss for all periods resulted primarily from general and administrative expenses and interest expense. The net loss per share for each period was $0.00.

     General and administrative expenses for all periods consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $10,584 for the calendar year ended December 31, 2000, $835 for the calendar year ended December 31, 1999 and $12,896 from inception on September 26, 1997 through December 31, 2000. Selling expenses were $116 for the calendar year ended December 31, 2000, $0 for the calendar year ended December 31, 1999 and $116 from inception on September 26, 1997 through December 31, 2000.

     Interest expense for the calendar years ended December 31, 2000 and 1999 and from inception on September 26, 1997 through December 31, 2000 was $242, $49, and $328 respectively. Interest was accrued on a note payable to a third party in the principal amount of $712. This note payable and related accrued interest of $100 were rolled into a new one-year related party note payable, due on April 1, 2001, and bears interest at 10% per annum. On April 1, 2001, the Company was granted a one-year extension on this note payable. Interest was also accrued on a second note payable dated November 1, 2000 in the amount of $10,000 with a shareholder of the Company and bears interest at 10% per annum.

     As a result of the foregoing factors, the Company realized a net loss of $10,942 for the calendar year ended December 31, 2000, $884 for the calendar year ended December 31, 1999 and $13,340 from inception on September 26, 1997 through December 31, 2000.


     ******************************************************************
                            Plan of Operations
     ******************************************************************

     On October 1, 2000, the board of directors and majority shareholders of the Company consented to change the Company's name from Oxy General Corporation to Wrap-N-Roll USA, Inc. On October 24, 2000, the Company mailed an information statement regarding this matter to all shareholders of record as of October 1, 2000. Also on October 24, 2000, the Company filed this information statement on Schedule 14C with the Securities and Exchange Commission. The name change was effective on November 17, 2000. The name was changed to better suit the new business plan of the Company of mobile advertising to US businesses.

     The Company is in its start-up stage at this time. The Company will offer US businesses of all sizes the opportunity to obtain additional exposure to the consumer by "wrapping" (a term used to describe the total logoing of a vehicle) a new 2001 VW Beetle or Chrysler PT Cruiser. The vehicle will be driven and parked in an area conducive to the company's demographics.

     The Company has only one employee who is also serving as an officer and director of the Company. The Company may attempt to employ additional personnel if it is able to generate revenues or obtain additional financing. However, there is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

     No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

     Irrespective of whether the Company's cash assets prove to be adequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

-----------------------------------------------------------------------------
Item 7.   Financial Statements.
-----------------------------------------------------------------------------

     Filed herewith are the Company's audited financial statements for the calendar years ended December 31, 2000 and 1999 and for the periods from inception on September 26, 1997 through December 31, 2000.















                  [THIS AREA WAS INTENTIONALLY LEFT BLANK]

				     WRAP-N-ROLL USA, INC.
			     (Formerly Oxy General Corporation)
				 [A Development Stage Company]

				     FINANCIAL STATEMENTS

				      DECEMBER 31, 2000

				     WRAP-N-ROLL USA, INC.
                       (Formerly Oxy General Corporation)
				 [A Development Stage Company]




					   CONTENTS

										      PAGE
										     ______

-	Independent Auditors' Report						1


- 	Balance Sheet, December 31, 2000					2


- 	Statements of Operations, for the years ended
	  December 31, 2000 and 1999 and for the period
	  from inception on September 26, 1997 through
	  December 31, 2000							3


- 	Statement of Stockholders' Equity (Deficit), from
	  Inception on September 26, 1997 through
	  December 31, 2000							4


- 	Statements of Cash Flows, for the years ended
	  December 31, 2000 and 1999 and for the period
	  from inception on September 26, 1997 through
	  December 31, 2000							5 - 6


-	Notes to Financial Statements						7 - 10

                        PRITHCETT, SILER & HARDY, P.C.
                         CERTIFIED PUBLIC ACCOUNTANTS
                        555 EAST 200 SOUTH, SUITE 250
                         SALT LAKE CITY, UTAH  84102
                     (801) 328-2727 - FAX (801) 328-1123



                        INDEPENDENT AUDITORS' REPORT


Board of Directors
WRAP-N-ROLL USA, INC.
(Formerly Oxy General Corporation)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Wrap-N-Roll USA, Inc. formerly known as Oxy General Corporation) [a development stage company] at December 31, 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and for the period from inception on September 26, 1997 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Wrap-N-Roll USA, Inc. (formerly known as Oxy General Corporation) [a development stage company] as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from inception on September 26, 1997 through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


   /S/  PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

February 16, 2001
Salt Lake City, Utah

			           WRAP-N-ROLL USA, INC.
			     (Formerly Oxy General Corporation)
				 [A Development Stage Company]

					 BALANCE SHEETS



					    ASSETS



											December 31,
											   2000
											____________
CURRENT ASSETS:
	Cash in bank								$     3,059
	Related party receivable						      7,230
											____________
		Total Current Assets						     10,289
											____________
											$    10,289
											____________


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
	Accounts payable								$     1,440
	Accounts payable - related party					        149
	Notes payable - related party						     10,812
	Accrued interest payable - related party				        228
											____________
		Total Current Liabilities					     12,629
											____________

STOCKHOLDERS' EQUITY (DEFICIT):
	Preferred stock, $.001 par value,
	  5,000,000 shares authorized,
	  no shares issued and outstanding						  -
	Common stock, $.001 par value,
	  20,000,000 shares authorized,
	  11,000,000 shares issued and outstanding			     11,000
	Capital in excess of par value					        -
	(Deficit) accumulated during the
	  development stage							    (13,340)
											____________
		Total Stockholders' Equity (Deficit)			     (2,340)
											____________
											$    10,289
											____________


The accompanying notes are an integral part of these financial statements.

				     WRAP-N-ROLL USA, INC.
			     (Formerly Oxy General Corporation)
				 [A Development Stage Company]
				   STATEMENTS OF OPERATIONS



									     For the		      From Inception on
									   Year Ended		      September 26,
									  December 31,		      1997 Through
								______________________________	December 31,
								     2000	           1999	           2000
								______________	______________	______________
REVENUE							$	 -		$	 -		$	 -

EXPENSES:
	Selling						 	    116		 -			    116
	General and Administrative			       10,584		    835	       12,896
								______________	______________	______________

LOSS BEFORE OTHER
  EXPENSES							      (10,700)		   (835)	      (13,012)

OTHER EXPENSES:
	Interest Expense						    242		     49		    328
								______________	______________	______________

LOSS BEFORE INCOME TAXES				      (10,942)		   (884)	      (13,340)

CURRENT TAX EXPENSE					        -			 -			 -

DEFERRED TAX EXPENSE						  -		       -		       -
								______________	______________	______________

NET LOSS							$     (10,942)	$	   (884)	$     (13,340)
								______________	______________	______________

LOSS PER COMMON SHARE					$	   (.00)	$	   (.00)	$	   (.00)
								______________	______________	______________





The accompanying notes are an integral part of these financial statements.

				     WRAP-N-ROLL USA, INC.
			     (Formerly Oxy General Corporation)
				 [A Development Stage Company]
			      STATEMENT OF STOCKHOLDERS' EQUITY

		      FROM THE DATE OF INCEPTION ON SEPTEMBER 26, 1997

   				    THROUGH DECEMBER 31, 2000

																Deficit
																Accumulated
	 				    	   Preferred Stock	     Common Stock		Capital in 	During the
						______________________	______________________	Excess of	Development
					  	  Shares	  Amount	  Shares	  Amount	Par Value	Stage
						__________	__________	___________	__________	__________	__________
BALANCE, September 26,
  1997						-	$	-		-	$	-	$	-	$	-

Issuance of 1,000,000
  shares of common stock for
  services at $.001 per share,
  September, 1997					-		-	 1,000,000	    1,000		-		-

Net loss for the period ended
  December 31, 1997				-		-		-		-		-	   (1,336)
						__________	__________	___________	__________	__________	__________
BALANCE, December 31,
  1997						-		-	 1,000,000      1,000		-	   (1,336)

Net loss for the year ended
  December 31, 1998				-		-		-		-		-	     (178)
						__________	__________	___________	__________	__________	__________
BALANCE, December 31,
  1998						-		-	 1,000,000	    1,000		-	   (1,514)

Issuance of 10,000,000
  shares of common stock for
  cash at $.001 per share,
  June, 1999					-		-	10,000,000	   10,000		-		-

Net loss for the year ended
  December 31, 1999				-		-		-		-		-	     (884)
						__________	__________	___________	__________	__________	__________
BALANCE, December 31,
  1999						-		-	11,000,000	   11,000		-	   (2,398)

Net loss for the year ended
  December 31, 2000				-		-		-		-		-	  (10,942)
						__________	__________	___________	__________	__________	__________
BALANCE, December 31,
  2000						-	$	-	11,000,000	$  11,000	$	-	$ (13,340)
						__________	__________	___________	__________	__________	__________


The accompanying notes are an integral part of this financial statement.

				     WRAP-N-ROLL USA, INC.
			     (Formerly Oxy General Corporation)
				 [A Development Stage Company]
				   STATEMENTS OF CASH FLOWS

											  For the		From Inception on
											Year Ended		September 26,
											December 31,	1997 Through
										______________________	December 31,
										   2000	   1999	   2000
										__________	__________	__________
Cash Flows Provided by Operating
  Activities:
   Net loss									$ (10,942)	$    (884)	$ (13,340)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
      Stock issued for services						-		-	    1,000
      Changes in assets and liabilities:
	  Increase (decrease) in accounts payable		    	    1,589	       49	    1,589
	  Increase (decrease) in loan payable				-		-	      712
	  Decrease (increase) in related party receivable	   (7,230)		-	   (7,230)
	  Additional accrued interest - related
	   Party						      		242		-	      328
										__________	__________	__________
		Net Cash Provided (Used) by
		  Operating Activities				  	  (16,341)	     (835)	  (16,941)
										__________	__________	__________
Cash Flows Provided by Investing
  Activities									-		-		-
										__________	__________	__________
	Net Cash Provided by Investing
	  Activities								-		-		-
										__________	__________	__________
Cash Flows Provided by Financing
  Activities:
	Proceeds from notes payable - related party		   10,000	      235	   10,000
	Proceeds from issuance of common stock				-	   10,000	   10,000
										__________	__________	__________
		Net Cash Provided by Financing
		  Activities					   	   10,000	   10,235	   20,000
										__________	__________	__________

Net Increase (Decrease) in Cash					   (6,341)	    9,400	    3,059

Cash at Beginning of Period					   	    9,400		-		-
										__________	__________	__________
Cash at End of Period							$   3,059	$   9,400	$   3,059
										__________	__________	__________

Supplemental Disclosures of Cash Flow
  Information:

   Cash paid during the period for:
	Interest								$	-	$	-	$	-
	Income taxes							$	-	$	-	$	-

						[Continued]

				     WRAP-N-ROLL USA, INC.
	 	          (Formerly Oxy General Corporation)
				 [A Development Stage Company]

                           STATEMENTS OF CASH FLOWS

				 	  [CONTINUED]

Supplemental Schedule of Noncash Investing and Financing Activities:
   For the year ended December 31, 2000:
	The Company extended a loan payable of $712 and its accrued interest of $100 into a new note payable of $812.

   For the period from inception on September 26, 1997 through December 31,
    1999:
	The Company issued 1,000,000 shares of its common stock for services valued at $1,000.
























The accompanying notes are an integral part of these financial statements.

                          WRAP-N-ROLL USA, INC.
                    (Formerly Oxy General Corporation)
                      [A Development Stage Company]

                      NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Wrap-N-Roll USA, Inc. (the Company) was organized under the laws of the State of Nevada on September 26, 1997 as Oxy General Corporation. Effective November 17, 2000, the Company changed its name from Oxy General Corporation to Wrap-N-Roll USA, Inc. The primary plan of operations of the Company is providing specialized advertising services to businesses of all sizes emphasizing on large format digital printing on perforated and non-perforated vinyl substrates. Through use of a special non-corrosive, vinyl material with a patented adhesive made by 3M, the Company offers businesses the ability to wrap the exterior of buildings, windows and motor vehicles with an advertising message.

  The Company's services are segmented into stationary or mobile advertising services. Stationary advertising services are defined as advertising services provided by the company utilizing stationary mediums for the display of the advertising message. Such mediums include buildings, windows and storefronts. Mobile advertising services are defined as advertising services provided by the Company utilizing mobile mediums such as a motor vehicle, for the display of the advertising message.

  Organization Costs - Organization costs, which reflect amounts expended to organize the Company, amounted to $1,000 and were expensed during the period ended December 31, 1997.

  Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 7]

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                            WRAP-N-ROLL USA, INC.
                    (Formerly Oxy General Corporation)
                      [A Development Stage Company]

                      NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

  Common Stock - During September 1997, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for services rendered valued at $1,000 or $.001 per share).

  During June 1999, the Company issued 10,000,000 shares of its previously authorized, but unissued common stock for cash of $10,000 (or $.001 per share).

NOTE 3 - OPERATING LEASES

  The company leases two vehicles under operating leases expiring in 2003.

  Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2000 for each of the next five years and in the aggregate are:

        Year Ended December 31,                    Amount
        _______________________                   ________
                 2001                             $ 6,824
                 2002                               6,824
                 2003                               4,549
                 2004                                 -
                 2005                                 -
                                                  =======
      Total minimum future rental payments:       $18,197
                                                  =======

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2000, the Company has available unused operating loss carryforwards of approximately $13,000, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $4,500 as of December 31, 2000 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $3,700 during 2000.

                          WRAP-N-ROLL USA, INC.
                    (Formerly Oxy General Corporation)
                      [A Development Stage Company]

                      NOTES TO FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - As of December 31, 2000, the Company has not paid any compensation to any officer/director of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his/her home as a mailing address, as needed, at no expense to the Company.

  Receivable - As of December 31, 2000, an officer/shareholder of the Company had been advanced $7,230 by the Company as a no interest loan.

  Accounts Payable - As of December 31, 2000 an officer/shareholder of the Company was due $149 from the Company for reimbursable expenses.

  Notes Payable - As of December 31, 2000, the Company had two notes payable to a shareholder in the total amount of $10,812. One note for $812 is due April 1, 2001. The other note for $10,000 is due October 31, 2001. Both notes accrue interest at 10% per annum. Accrued interest amounted to $228 at December 31, 2000.

NOTE 6 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                          WRAP-N-ROLL USA, INC.
                    (Formerly Oxy General Corporation)
                      [A Development Stage Company]

                      NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:


                                              For the        From Inception on
                                            Year Ended        September 26,
                                            December 31,      1997 Through
                                      ______________________  December 31,
                                         2000        1999        2000
                                      __________  __________  __________
  Loss from continuing operations
  available to common shareholders
        (numerator)                   $ (10,942)  $    (884)  $ (13,340)
                                      __________  __________  __________
  Weighted average number of
  common shares outstanding used
  in loss per share for the period
        (denominator)                 11,000,000   6,835,616   5,857,383
                                      __________  __________  __________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

----------------------------------------------------------------------------
Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
-----------------------------------------------------------------------------

     Not Applicable. The Company has not had changes in and/or disagreements with accountants on accounting and financial disclosure.



                                 PART III

-----------------------------------------------------------------------------
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
-----------------------------------------------------------------------------

     The directors and executive officers currently serving the Company are as follows:

 NAME                   AGE          POSITION HELD              SINCE
------                 -----        ---------------            -------

Cliff Halling            39         President, Secretary,        1999
                                     Treasurer and Director

     The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

     The directors and officers of the Company will devote such time to the Company's affairs on an "as needed" basis. As a result, the actual amount of time, which they will devote to the Company's affairs, is unknown and is likely to vary substantially from month to month.

     Currently, the Company has one person servings as its president, sole officer, director, and only employee. The Company will be heavily dependent upon his skills, talents, and abilities to implement the Company's business plan, and may, from time to time, find that the inability of this person to devote full time attention to the business of the Company may result in a delay in progress toward implementing the Company's business plan. Additionally, currently, the Company has one commissioned sales representative.

Biographical Information

     Cliff Halling has over ten years experience in management, marketing and training. Since June 1998, Mr. Halling has been operating DirectShop.Net - an Internet Web Site he developed to provide consumer exposure for retail firms. From 1996 through 1998, Mr. Halling was involved in marketing for a real estate and financial consulting firm in Salt Lake City, Utah. During this time Mr. Halling also served on the Board of Directors of Flexweight Corporation, a reporting issuer traded on the NASD OTCBB. From 1995 through 1997, Mr. Halling was involved in training and motivation for United Parcel Service, West Valley City, Utah. From 1992 through 1995, Mr. Halling was Community Service Coordinator for Feature Films for Families of Salt Lake City, Utah, a company that developed and sold video programs to over 4,000 elementary schools across the country.


Exclusion of Liability

     The Nevada Corporation Act excludes personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of the Nevada Corporation Act, or any transaction from which a director receives an improper personal benefit.

     This exclusion of liability does not limit any right, which a director may have to be indemnified, and does not affect any director's liability under federal or applicable state securities laws.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities ("ten-percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Officers, directors and ten-percent stockholders also are required to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on its review of the copies of such forms furnished to it, the Company believes that all Section 16(a) reporting requirements were complied with by the Company's officers and directors and ten-percent stockholders during the calendar year ended December 31, 2000.


-----------------------------------------------------------------------------
Item 10.   Executive Compensation.
-----------------------------------------------------------------------------

     As of December 31, 2000, the Company has not paid any compensation to its current officer/director of the Company. No officer or director has received any other remuneration in the two-year period prior to the filing of this report.

     During the calendar year ending December 31, 2000, the Company's sole officer and director and only employee did not receive a salary since operations were minimal. Beginning January 2001, the Company anticipates that it may pay or accrue a salary for this person at a rate of approximately $1,000 per month payable on a bi-weekly basis. The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future. Also see "Certain Relationships and Related Transactions."


-----------------------------------------------------------------------------
Item 11.   Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------------

     The following table sets forth, as of the date of this Annual Report, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                              AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER      BENEFICIAL OWNER (1)     PERCENT OF CLASS
------------------------      --------------------     ----------------

Cliff Halling (2)                  10,000,000                90.9%
1056 East Platinum Way
Sandy, Utah 84094


All Executive Officers &
Directors as a Group
(One Person)                       10,000,000                90.9%

------------------------------

(1) The number of shares beneficially owned by the entities or individuals above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

(2)  Cliff Halling is the sole officer and director of the Company.

-----------------------------------------------------------------------------
Item 12.   Certain Relationships and Related Transactions.
-----------------------------------------------------------------------------

     On September 16, 1997, the Company issued to a founding director, a total of 1,000,000 shares of common stock for services rendered in connection with the Company's formation with a value of $1,000. On June 1, 1999, the Company issued to Cliff Halling a total of 10,000,000 shares of common stock for $10,000.

     Also on June 1, 1999, the Company's sole director, appointed Cliff Halling as the Company's President, Secretary, Treasurer and Director and immediately following this appointment, resigned from all positions as an officer and director of the Company.


Notes Payable

     A shareholder and previous president and director of the Company, loaned the Company $712 for various administrative expenses. This note payable and related accrued interest of $100 were rolled into a new one-year related party note payable due on April 1, 2001 and bears interest at 10% per annum.

     On November 1, 2000, the same shareholder loaned the Company $10,000.00 for a term of one year at a rate of 10% per annum for working capital purposes. The note plus accrued interest of $1,000.00 is due in full on October 31, 2001 and is not secured by any of the Company's assets.


-----------------------------------------------------------------------------
Item 13.   Exhibits and Reports on Form 8-K.
-----------------------------------------------------------------------------

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 37 of this Form 10-KSB. The Index to Exhibits is incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

-----------------------------------------------------------------------------
SIGNATURES
-----------------------------------------------------------------------------

     In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf by the undersigned thereunto duly authorized.

                                   WRAP-N-ROLL USA, INC.


                                     /S/  CLIFF HALLING
                                   -----------------------------------
Date: April 11, 2001               By: Cliff Halling, President, Secretary
                                                       Treasurer, Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     /S/  CLIFF HALLING
                                   -----------------------------------
Date: April 11, 2001               By: Cliff Halling, Director

                               INDEX TO EXHIBITS
                             ---------------------

SEC Ref          Page
No.              No.       Description
-------          ----      -----------
Ex-3(i)(a)       *         Articles of Incorporation of the Company, filed
                           with the State of Nevada on September 26, 1997.

Ex-3(i)(b)       38        Certificate of Amendment of Articles of
                           Incorporation, filed with the State of Nevada on
                           October 19, 2000, but effective November 17,
                           2000.

Ex-3(ii)         *         Bylaws of the Company.

Ex-10(a)         **        Promissory Note dated April 1, 2000 executed by
                           the Company.

Ex-10(b)         ***       Promissory Note dated November 1, 2000 executed
                           by the Company.


*** The listed exhibits are incorporated herein by this reference to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, filed by the Company with the Securities and Exchange Commission on November 9, 2000.

** The listed exhibits are incorporated herein by this reference to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000, filed by the Company with the Securities and Exchange Commission on August 14, 2000.

* The listed exhibits are incorporated herein by this reference to the Registration Statement on Form 10-SB, filed by the Company with the Securities and Exchange Commission on February 10, 2000.