Form 10QSB
period 2001-03-31
WRAP N ROLL USA INC
filed 2001-05-16
CIK 1105858

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.


                      Commission File Number:   000-29445
                                               -----------

                            Wrap-N-Roll USA, Inc.
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of May 1, 2001, there were 11,000,000 shares of common stock issued and outstanding.


                                Total of Sequentially Numbered Pages:   25
                                           Index to Exhibits on Page:   19

                                FORM 10-QSB
                            WRAP-N-ROLL USA, INC.


                              TABLE OF CONTENTS
                            ---------------------

                                                                    PAGE
                                                                   ------

                        PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . 3


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . .14



                         PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .17


ITEM 2.   CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . .17


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . .17


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .17


ITEM 5.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .17


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . .18


     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18

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

















                    [THIS SPACE INTENTIONALLY LEFT BLANK]

                            WRAP-N-ROLL USA, INC.
                     [Formerly Oxy General Corporation]
                       [A Development Stage Company]

                  UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               MARCH 31, 2001

                            WRAP-N-ROLL USA, INC.
                     [Formerly Oxy General Corporation]
                       [A Development Stage Company]




                                 CONTENTS

                                                                      PAGE
                                                                      -----

-    Unaudited Condensed Balance Sheets, March 31,
      2001 and December 31, 2000                                      2


-    Unaudited Condensed Statements of Operations,
      for the three months ended March 31, 2001 and
      2000 and for the period from inception on September 26,
      1997 through March 31, 2001                                     3


-    Unaudited Condensed Statements of Cash Flows,
      for the three months ended March 31, 2001 and
      2000 and for the period from inception on September 26,
      1997 through March 31, 2001                                     4


-    Notes to Unaudited Condensed Financial Statements                5 - 9

                            WRAP-N-ROLL USA, INC.
                     [Formerly Oxy General Corporation]
                       [A Development Stage Company]
                     UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                                    March 31,   December 31,
                                                      2001         2000
                                                   ___________  ___________
CURRENT ASSETS:
       Cash in bank                                $      285   $    3,059
       Accounts receivable                                221          -
       Related party receivable                         5,970        7,230
                                                   ___________  ___________
           Total Current Assets                         6,476       10,289
                                                   ___________  ___________
                                                   $    6,476   $   10,289
                                                   ___________  ___________

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
       Accounts payable                            $      998   $    1,440
       Accounts payable-related party                     168          149
       Notes payable - related party                   10,812       10,812
       Accrued expenses - related party                 4,098          228
       Sales tax payable                                   71          -
                                                   ___________  ___________
           Total Current Liabilities                   16,147       12,629
                                                   ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value,
       5,000,000 shares authorized,
       no shares issued and outstanding                   -            -
     Common stock, $.001 par value,
       20,000,000 shares authorized,
       11,000,000 shares issued and
       outstanding                                     11,000       11,000
     Capital in excess of par value                       -            -
     Deficit accumulated during the
       development stage                              (20,671)     (13,340)
                                                   ___________  ___________
           Total Stockholders' Equity (Deficit)        (9,671)      (2,340)
                                                   ___________  ___________
                                                   $    6,476   $   10,289
                                                   ___________  ___________

Note: The Balance Sheet of December 31, 2000, was taken from the audited financial statements at that date and condensed.



The accompanying notes are an integral part of these unaudited condensed financial statements.

                            WRAP-N-ROLL USA, INC.
                     [Formerly Oxy General Corporation]
                       [A Development Stage Company]
                UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                       For the Three         From Inception
                                                        Months Ended        on September 26,
                                                          March 31,          1997 Through
                                                   ________________________    March 31,
                                                      2001         2000          2001
                                                   ___________  ___________  _____________
REVENUE                                            $    1,105   $      -     $      1,105

EXPENSES:
         General and Administrative                     8,166        1,225         21,062
         Selling                                          -            -              116
                                                   ___________  ___________  _____________

LOSS BEFORE OTHER
      EXPENSES                                         (7,061)      (1,225)       (20,073)

OTHER EXPENSES:
         Interest Expense                                 270           14            598
                                                   ___________  ___________  _____________

LOSS BEFORE INCOME TAXES                               (7,331)      (1,239)       (20,671)

CURRENT TAX EXPENSE                                       -            -              -

DEFERRED TAX EXPENSE                                      -            -              -
                                                   ___________  ___________  _____________

NET LOSS                                           $   (7,331)  $   (1,239)  $    (20,671)
                                                   ___________  ___________  _____________

LOSS PER COMMON SHARE                              $     (.00)  $     (.00)  $       (.00)
                                                   ___________  ___________  _____________








The accompanying notes are an integral part of these unaudited condensed financial statements.

                            WRAP-N-ROLL USA, INC.
                     [Formerly Oxy General Corporation]
                       [A Development Stage Company]
                UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                              For the Three         From Inception
                                                               Months Ended        on September 26,
                                                                 March 31,          1997 Through
                                                          ________________________    March 31,
                                                             2001         2000          2001
                                                          ___________  ___________  _____________
Cash Flows From Operating Activities:
  Net loss                                                $   (7,331)  $   (1,239)  $    (20,671)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Stock issued for services                                  -            -            1,000
  Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                (221)         -             (221)
      Additional accrued interest - related party                270           14            598
      Increase (decrease) in accounts payable                   (352)         -            1,237
      Increase (decrease) in accrued expenses - related
       party                                                   3,600          -            3,600
      Decrease (increase) in related party receivable          1,260          -           (5,970)
      Increase (decrease) in loan payable                        -            -              712
                                                          ___________  ___________  _____________
        Net Cash Provided (Used) by Operating Activities      (2,774)      (1,225)       (19,715)
                                                          ___________  ___________  _____________
Cash Flows From Investing Activities:                            -            -              -
                                                          ___________  ___________  _____________
        Net Cash Provided by Investing Activities                -            -              -
                                                          ___________  ___________  _____________
Cash Flows From Financing Activities:
  Proceeds from notes payable - related party                    -            -           10,000
  Proceeds from issuance of common stock                         -            -           10,000
                                                          ___________  ___________  _____________
        Net Cash Provided by Financing Activities                -            -           20,000
                                                          ___________  ___________  _____________
Net Increase (decrease) in Cash                               (2,774)      (1,225)           285

Cash at Beginning of Period                                   3,059         9,400            -
                                                          ___________  ___________  _____________
Cash at End of Period                                     $     285    $    8,175   $        285
                                                          ___________  ___________  _____________

Supplemental Disclosures of Cash Flow
  Information:

   Cash paid during the period for:
     Interest                                             $     -      $      -     $        -
     Income taxes                                         $     -      $      -     $        -

Supplemental Schedule of Noncash Investing and Financing Activities:
   For the periods ended March 31, 2001 and 2000:
     None

   For the period from inception on September 26, 1997 through March 31,
    2001:
     The Company extended a loan payable of $712 and its accrued interest of $100 into a new note payable of $812.
     The Company issued 1,000,000 shares of its common stock for services valued at $1,000.





The accompanying notes are an integral part of these unaudited condensed financial statements.

                            WRAP-N-ROLL USA, INC.
                     [Formerly Oxy General Corporation]
                       [A Development Stage Company]

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

  Organization Costs - Organization costs, which reflect amounts expended to organize the Company, amounted to $1,000 and were expensed during the period ended December 31, 1997.

  Operating Expenses - The Company leases two vehicles that are available for clients to wrap their advertising on and the vehicles are then driven in high traffic areas. To initially wrap the vehicles to promote this service, the Company incurred and expensed in December 2000 $116. The Company has decided to include the expenses associated with this service in its operating expenses. Thus, operating expenses now consist of all costs associated with the goods and services sold. The financial statements for all periods presented have been restated to reflect this change in policy. The restatement had no effect on net income or retained earnings.

  Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 7]

                            WRAP-N-ROLL USA, INC.
                     [Formerly Oxy General Corporation]
                       [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

  Common Stock - During September 1997, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for services rendered valued at $1,000 (or $.001 per share).

  During June 1999, the Company issued 10,000,000 shares of its previously authorized, but unissued common stock for cash of $10,000 (or $.001 per share).

NOTE 3 - OPERATING LEASES

  The Company leases two vehicles under operating leases expiring in 2003.

  Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2001 in aggregate are $17,060 through 2003.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2001, the Company has available unused operating loss carryforwards of approximately $21,000, which may be applied against future taxable income and which expire in various years through 2021.

                            WRAP-N-ROLL USA, INC.
                     [Formerly Oxy General Corporation]
                       [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 4 - INCOME TAXES [Continued]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $7,000 and $4,500 as of March 31, 2001 and December 31, 2000, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,500 during the three months ended March 31, 2001.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - For the year ended December 31, 2000, the Company did not pay any compensation to any officer/director of the Company. On January 1, 2001, the Company entered into a employment agreement with an officer/director/employee of the Company to pay $1,000 per month. As of March 31, 2001, the Company had accrued $3,000 in salary expense.

  Office Space/Utilities - During the year ended December 31, 2000, the Company did not have a need to rent office space. On January 1, 2001, the Company entered into a rental/utilities agreement with an officer/director/employee of the Company allowing the Company to use office space in his home for the operations of the Company at a base rent of $100 per month. The Company also agreed to pay the officer/director/employee of the Company a base utilities/miscellaneous expense of $100 per month designated for but not limited to heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer, printer and any other office items needed for the operations of the Company, not currently being paid by the Company. As of March 31, 2001, the Company had accrued $300 in rent expense and $300 in utilities/miscellaneous expense.

  Receivable - As of March 31, 2001, an officer/shareholder of the Company had been advanced $5,970 by the Company as a no interest loan.

  Accounts Payable - As of March 31, 2001, an officer/shareholder of the Company was due $168 from the Company for reimbursable expenses.

  Notes Payable - As of March 31, 2001, the Company had two notes payable to a shareholder in the total amount of $10,812. One note for $812 is due April 1, 2002. The other note for $10,000 is due October 31, 2001. Both notes accrue interest at 10% per annum. Accrued interest amounted to $498 at March 31, 2001.

                            WRAP-N-ROLL USA, INC.
                     [Formerly Oxy General Corporation]
                       [A Development Stage Company]

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:
                                           For the Three       From Inception
                                           Months Ended       on September 26,
                                             March 31,          1997 Through
                                      ________________________    March 31,
                                         2001         2000          2001
                                      ___________  ___________  _____________

  Loss from continuing operations
  available to common shareholders
  (numerator)                        $   (7,331)  $   (1,239)  $    (20,671)
                                      ___________  ___________  _____________

  Weighted average number of
  common shares outstanding used
  in loss per share for the period
  (denominator)                      11,000,000   11,000,000      6,218,409
                                      ___________  ___________  _____________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 8 - COMMITMENTS AND AGREEMENTS

  Employment Agreement - The Company has entered into an employment agreement with its sole officer and director ("employee"). The agreement provides for a $1,000 per month salary for a period of three years commencing January 1, 2001. The salary shall accrue until the Company has achieved net income of $50,000 at which time the Company will pay 50% of its net income before tax towards reducing the accrued salary liability.

                            WRAP-N-ROLL USA, INC.
                     [Formerly Oxy General Corporation]
                       [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 8 - COMMITMENTS AND AGREEMENTS [Continued]

  Rental/Utilities Agreement - The Company has entered into a rental/utilities agreement with its sole officer and director ("landlord"). The agreement provides for payment of $100 per month for rent and $100 per month for utilities and other incidentals on a month-to-month basis starting January 1, 2001. The rent shall accrue until the Company has achieved net income of $50,000 at which time the Company will pay 10% of its net income before tax towards reducing the accrued rent liability. The utilities portion shall accrue until the Company elects to make payment.

NOTE 9 - SIGNIFICANT CUSTOMERS

  The Company has just recently commenced operations and all of the revenues received by the Company are from a limited number of clients, the loss of which could have a material impact on the operations of the Company.

                                    - 9 -

---------------------------------------------------------------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------------------------

Results of Operations
---------------------

     *****************************************************************
           THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000, AND
        FROM INCEPTION ON SEPTEMBER 26, 1997 THROUGH MARCH 31, 2001
                               (UNAUDITED)
     *****************************************************************

     The Company had revenues of $1,105 from continuing operations for the three month period ended March 31, 2001 and no revenue from continuing operations for the three month period ended March 31, 2000 and $1,105 in revenues from continuing operations from inception on September 26, 1997 through March 31, 2001.

     General and administrative expenses for all periods ended consisted of general corporate administration, legal and professional expenses, auto, rent and utilities expenses and accounting and auditing costs. These expenses were $8,166 for the three month period ended March 31, 2001, $1,225 for the three month period ended March 30, 2000, and $21,062 from inception on September 26, 1997 through March 31, 2001.

     Interest expense for the three month periods ended March 31, 2001 and 2000 were $270 and $14 respectively. Interest expense from inception on September 26, 1997 through March 31, 2001 was $598. Interest was accrued on a note payable to a third party in the principal amount of $712. This note payable and related accrued interest of $100 were rolled into a new one-year related party note payable, due on April 1, 2001, and bears interest at 10% per annum. On April 1, 2001, the Company was granted a one-year extension on this note payable. Interest was also accrued on a second note payable dated November 1, 2000 in the amount of $10,000 with a third party and bears interest at 10% per annum.

     As a result of the foregoing factors, the Company realized a net loss of $7,331 for the three month period ended March 31, 2001, $1,239 for the three month period ended March 30, 2000, and $20,671 from inception on September 26, 1997 through March 31, 2001.

    ********************************************************************
               CALENDAR YEARS ENDED DECEMBER 31, 2000 AND 1999
     AND FROM INCEPTION ON SEPTEMBER 26, 1997 THROUGH DECEMBER 31, 2000
                                  (AUDITED)
    ********************************************************************

     The Company had no revenues for the calendar year ended December
31, 2000 and 1999, and from inception on September 26, 1997 through December 31, 2000. The Company incurred $10,942 in net operating losses for the calendar year ended December 31, 2000 as compared to $884 in net operating losses for the calendar year ended December 31, 1999 and $13,340 from inception on September 26, 1997 through December 31, 2000.

     The net operating loss for all periods resulted primarily from general and administrative expenses and interest expense. The net loss per share for each period was $0.00 per share.

     General and administrative expenses for all periods ended consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $10,584 for the calendar year ended December 31, 2000, $835 for the calendar year ended December 31, 1999 and $12,896 from inception on September 26, 1997 through December 31, 2000.

  Selling expenses for the calendar year ended December 31, 2000 and 1999 and from inception on September 26, 1997 through December 31, 2000 were $116, $0 and $116 respectively.

     Interest expense for the calendar year ended December 31, 2000 and 1999 and from inception on September 26, 1997 through December 31, 2000 was $242, $49, and $328 respectively. Interest was accrued on a note payable to a third party in the principal amount of $712. This note payable and related accrued interest of $100 were rolled into a new one-year related party note payable, due on April 1, 2001, and bears interest at 10% per annum. On April 1, 2001, the Company was granted a one-year extension on this note payable. Interest was also accrued on a second note payable dated November 1, 2000 in the amount of $10,000 with a third party and bears interest at 10% per annum. Interest was accrued on the two notes payable in the principal amount of $228 at December 31, 2000.

     For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, expenses associated with registration under the Securities Exchange Act of 1934, as amended, and expenses associated with its new business plan, as described herein.

Liquidity and Capital Resources
-------------------------------

     The Company remains in the development stage and, since inception, has had revenues totaling $1,105. At March 31, 2001 the Company had working capital of ($9,671) and cash in the amount of $285. All cash raised by the Company at March 31, 2001 had come from sales to customers totaling $1,105 and from two notes payable. The first note payable is for $812, and the second note payable is for $10,000. These notes are payable on April 1, 2002 and October 31, 2001 respectively and accrue interest at 10% per annum and were executed to obtain capital to pay the costs of operating expenses.

     Management believes that the Company does not have sufficient cash to meet its anticipated needs through the calendar year ending 2001. However, there can be no assurances to that effect, as the Company has had minimal revenues through the date of this report. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

     Further, the Company believes that by positioning itself as a publicly traded and listed entity, it will secure a more appealing position in the view of the investing public because of the theoretical increase in the liquidity of an investment in the Company's securities. Additionally, management believes that should the Company need additional capitalization, it would most likely obtain capital from investors through private placements of the Company's equity securities. Notwithstanding such an evaluation, the Company is not presently aware of any specific interest from potential investors, nor is management certain that such capital will be available or that the Company will in fact be successful in securing additional capital. If or when the Company can establish a positive cash flow for a period of time and therefore can demonstrate to potential private investors that it can generate profits, then this factor, combined with a publicly traded and listed status, is expected to be utilized to market the Company as an attractive investment for private placement purposes. Management prefers to pursue such a strategy sometime during 2001. If the Company cannot succeed in implementing such a strategy, then its chances for growth are substantially undermined. Without additional capitalization the Company's ability to survive as a going concern is substantially confined.

Plan of Operations
------------------

     The Company is in its start-up stage at this time. The Company will offer US businesses of all sizes the opportunity to obtain additional exposure to the consumer by "wrapping" (a term used to describe the total logoing of a vehicle) a new 2001 VW Beetle or Chrysler PT Cruiser. The vehicle will be driven and parked in an area conducive to the companies demographics.

     The Company has no property. The Company currently maintains operations from the home of its president. On January 1, 2001, the Company entered into a Rental/Utilities Agreement ("Rental/Utilities Agreement") with Cliff Halling for use of office space in his home at a base rent of $100 per month. The Company also agreed to pay a base utilities/miscellaneous expense of $100 per month designated for but not limited to heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer use, printer use, and any other office items needed for the operations of the Company, not currently being paid by the Company. The Company and Mr. Halling have agreed to accrue the monthly rent and utilities/miscellaneous expenses until the Company has sufficient net income to pay the expenses. A copy of the Rental/Utilities Agreement is attached as an exhibit and is incorporated herein by this reference. At March 31, 2001, the Company had accrued $300 in rent expense and $300 in utilities/miscellaneous expense. The Company will continue to maintain operations at this location until management believes that the Company's revenues and financial resources justify a move to an alternative location. If such a move is required, the Company believes that there is an adequate supply of office/warehouse/retail space in Salt
Lake County, Utah meeting the Company's anticipated needs for the foreseeable future. Initially, the Company expects that it will lease rather than purchase such property in order to allocate its resources specifically to its operations.

     The Company has one employee. During the calendar year ended December 31, 2000, the Company's only employee did not receive any type of compensation. On January 1, 2001, the Company entered into an Employment Agreement with Cliff Halling, the Company's sole officer/director/employee ("Employment Agreement"). Mr. Halling shall receive a salary in the amount of $1,000 per month for services related to the operations of the Company. As of the date of this report, the Company had no funds available to pay this salary. The Company and Mr. Halling have agreed to accrue the monthly salary until the Company has sufficient net income to pay the expense. At March 31, 2001, the Company had accrued $3,000 in salary expense. A copy of the Employment Agreement is attached as an exhibit and is incorporated herein by this reference.

     The Company may attempt to employ additional personnel if it is able to generate sufficient revenues. However, there is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company. If and when the Company is successful in achieving a positive cash flow, it is likely that the Company will consider expanding, which will also increase costs.

     Management expects that the Company will continue generating small amounts of revenue during the three calendar quarters of 2001 from future clients. As the Company attracts more clientele, revenues are expected to increase.

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

                                   Wrap-N-Roll USA, Inc.


                                     /s/  Cliff Halling
                                   -----------------------------------
Date:   May 17, 2001               By: Cliff Halling, President, Secretary
                                                       Treasurer, Director

                               INDEX TO EXHIBITS
                              ---------------------

SEC Ref          Page
No.              No.       Description
-------          ----      -----------

Ex-3(i)(a)       *         Articles of Incorporation of the Company, filed
                           with the State of Nevada on September 26, 1997.

Ex-3(i)(b)       ****      Certificate of Amendment of Articles of
                           Incorporation, filed with the State of Nevada on October 19, 2000, but effective November 17,
                           2000.

Ex-3(ii)         *         Bylaws of the Company.

Ex-10(i)         **        Promissory Note dated April 1, 2000 executed by
                           the Company.

Ex-10(ii)        ***       Promissory Note dated November 1, 2000 executed
                           by the Company.

Ex-10(iii)       20        Employment Agreement by and between the Company
                           and Cliff Halling dated January 1, 2001.

Ex-10(iv)        24        Rental/Utilities Agreement by and between the
                           Company and Cliff Halling dated January 1, 2001.


**** The listed exhibits are incorporated herein by this reference to the Annual Report on Form 10-KSB for the calendar year ended December 31, 2000, filed by the Company with the Securities and Exchange Commission on April 12, 2001.

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