Form 10QSB
period 2001-09-30
WRAP N ROLL USA INC
filed 2001-11-19
CIK 1105858

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001.

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

     As of November 14, 2001, there were 11,000,000 shares of common stock issued and outstanding.

     Transitional Small business Format (Check one):  Yes [ ]  No [X]

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . .14



                         PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . .17


     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

                                    PART I
ITEM 1.   FINANCIAL STATEMENTS

                             WRAP-N-ROLL USA, INC.

                      UNAUDITED CONDENSED BALANCE SHEETS

                                    ASSETS
                                                           September 30,    December 31,
                                                                2001           2000
                                                             ___________    ___________
CURRENT ASSETS:
   Cash in bank                                              $    61,980    $     3,059
   Accounts receivable                                             3,489              -
   Related party receivable                                          272          7,230
   Notes receivable - related party                               14,727              -
                                                             ___________    ___________
          Total Current Assets                                    80,468         10,289

PROPERTY AND EQUIPMENT, net                                       26,431              -
                                                             ___________    ___________
                                                             $   106,899    $    10,289
                                                             ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                     $    41,779    $     1,440
   Accounts payable and accrued expenses - related
     party                                                        19,823            377
   Notes payable - related party                                  16,671         10,812
   Current portion of long-term debt                               4,881              -
                                                             ___________    ___________
          Total Current Liabilities                               83,154         12,629

LONG-TERM DEBT, less current portion                              20,317              -
                                                             ___________    ___________
          Total Liabilities                                      103,471         12,629
                                                             ___________    ___________

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized, no shares issued and outstanding                      -              -
   Common stock, $.001 par value, 20,000,000 shares
     authorized, 11,000,000 shares issued and
     outstanding                                                  11,000         11,000
   Capital in excess of par value                                      -              -
   Retained (deficit)                                             (7,572)       (13,340)
                                                             ___________    ___________
          Total Stockholders' Equity (Deficit)                     3,428         (2,340)
                                                             ___________    ___________
                                                             $   106,899    $    10,289
                                                             ===========    ===========

Note: The Balance Sheet as of December 31, 2000 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                             WRAP-N-ROLL USA, INC.

                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                                For the Three                For the Nine
                                                Months Ended                 Months Ended
                                                September 30,                September 30,
                                         _________________________     _________________________
                                            2001           2000           2001           2000
                                         __________     __________     __________     __________
SALES REVENUE                            $  213,976     $        -     $  256,116     $        -

COST OF GOODS SOLD                          153,574              -        190,348              -
                                         __________     __________     __________     __________
GROSS PROFIT                                 60,402              -         65,768              -
                                         __________     __________     __________     __________
EXPENSES:
     General and administrative              31,020            670         59,325          2,395
     Selling                                     19              -            925              -
                                         __________     __________     __________     __________
          Total Expenses                     31,039            670         60,250          2,395
                                         __________     __________     __________     __________
EARNINGS (LOSS) BEFORE
  OTHER INCOME (EXPENSE)                     29,363           (670)         5,518         (2,395)
                                         __________     __________     __________     __________
OTHER INCOME (EXPENSE):
     Gain on assignment of operating
       lease                                      -              -          1,500              -
     Interest income - related party            272              -            272              -
     Interest expense                          (273)             -           (569)             -
     Interest expense - related party          (390)           (20)          (953)           (55)
                                         __________     __________     __________     __________
          Total Other Income (Expense)         (391)           (20)           250            (55)
                                         __________     __________     __________     __________
EARNINGS (LOSS) BEFORE
  INCOME TAXES                               28,972           (690)         5,768         (2,450)

CURRENT TAX EXPENSE                               -              -              -              -

DEFERRED TAX EXPENSE                              -              -              -              -
                                         __________     __________     __________     __________
NET INCOME (LOSS)                        $   28,972     $     (690)    $    5,768     $   (2,450)
                                         __________     __________     __________     __________
EARNINGS (LOSS) PER COMMON
  SHARE                                  $      .00     $     (.00)    $      .00     $     (.00)
                                         __________     __________     __________     __________




The accompanying notes are an integral part of these unaudited condensed financial statements.

                             WRAP-N-ROLL USA, INC.

                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                                                                For the Nine
                                                                                Months Ended
                                                                                September 30,
                                                                          _________________________
                                                                             2001           2000
                                                                          __________     __________
Cash Flows From Operating Activities:
  Net income (loss)                                                       $    5,768     $   (2,450)
  Adjustments to reconcile net income (loss) to net cash provided
   (used) by operating activities:
    Depreciation expense                                                       2,937              -
    Changes is assets and liabilities:
      (Increase) in accounts receivable                                       (3,489)             -
      (Increase) in related party receivable                                  (8,069)             -
      Additional accrued interest - related party                                953             55
      Increase in accounts payable and accrued expenses                       40,339              -
      Increase in accounts payable and accrued expenses - related party       19,352              -
                                                                          __________     __________
        Net Cash Provided (Used) by Operating Activities                      57,791         (2,395)
                                                                          __________     __________
Cash Flows From Investing Activities:
  Payments for notes receivable                                               (2,500)             -
  Receipts from notes receivable                                               2,800              -
  Payments for property and equipment                                        (29,368)             -
                                                                          __________     __________
        Net Cash (Used) by Investing Activities                              (29,068)             -
                                                                          __________     __________
Cash Flows From Financing Activities:
  Proceeds from notes payable - related party                                  6,400              -
  Payments on notes payable - related party                                   (1,400)             -
  Proceeds from long-term debt                                                26,868              -
  Payments on long-term debt                                                  (1,670)             -
                                                                          __________     __________
        Net Cash Provided by Financing Activities                             30,198              -
                                                                          __________     __________
Net Increase (Decrease) in Cash                                               58,921         (2,395)

Cash at Beginning of Period                                                    3,059          9,400
                                                                          __________     __________
Cash at End of Period                                                     $   61,980     $    7,005
                                                                          __________     __________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                                              $      477     $        -
    Income taxes                                                          $        -     $        -



                                  [Continued]

The accompanying notes are an integral part of these unaudited condensed financial statements.

                             WRAP-N-ROLL USA, INC.

                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                  [Continued]

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the nine months ended September 30, 2001:

    On July 1, 2001, the Company extended a receivable of $15,027 into a note receivable.

    On August 1, 2001, the Company extended a note payable of $812, a note payable of $10,000, and related accrued interest of $859 into a new note payable of $16,671.

  For the nine months ended September 30, 2000:

    On April 1, 2000, the Company extended a loan payable of $712 and its accrued interest of $100 into a new note payable of $812.







The accompanying notes are an integral part of these unaudited condensed financial statements.

                             WRAP-N-ROLL USA, INC.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Wrap-N-Roll USA, Inc. ("the Company") was organized under the laws of the State of Nevada on September 26, 1997 as Oxy General Corporation. Effective November 17, 2000, the Company changed its name from Oxy General Corporation to Wrap-N-Roll USA, Inc. The primary plan of operations of the Company is providing specialized advertising services to businesses of all sizes emphasizing large format digital printing on perforated and non-perforated vinyl substrates. Through use of a special non-corrosive, vinyl material with a patented adhesive made by 3M, the Company offers businesses the ability to wrap the exterior of buildings, windows and motor vehicles with an advertising message. In addition to the sale of its wrapping services, the Company also offers advertising services using wrapped property. Prior to 2001, the Company was considered a development stage company as defined by Statement of Financial Accounting Standard No. 7.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

  Property and Equipment - Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method and is based upon the estimated useful lives of the assets of five years. [See Note 2]

  Revenue Recognition - The Company recognizes revenue in the period when the services are performed or when the product is delivered.

  Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.

  Earnings (Loss) Per Share - The computation of earnings (loss) per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 11]

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

                             WRAP-N-ROLL USA, INC.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations", were recently issued. SFAS No. 140, 141, 142 and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                            September 30,   December 31,
                                                 2001           2000
                                             ___________    ___________

       Vehicles                              $    29,368    $         -
       Less: Accumulated depreciation             (2,937)             -
                                             ___________    ___________
       Net Property and Equipment            $    26,431    $         -
                                             ___________    ___________

  Depreciation expense for the nine months ended September 30, 2001 and 2000 were $2,937 and $0, respectively.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

  Accounts payable and accrued expenses consists of the following:

                                            September 30,   December 31,
                                                 2001           2000
                                             ___________    ___________
       Accounts payable                      $    27,062    $     1,440
       Accrued payroll, taxes and
        withholdings                               2,897              -
       Sales tax payable                          11,728              -
       Interest payable                               92              -
                                             ___________    ___________
                                             $    41,779    $     1,440
                                             ___________    ___________

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTY

  Accounts payable and accrued expenses to a related party consists of the following:

                                            September 30,   December 31,
                                                 2001           2000
                                             ___________    ___________
       Accounts payable - related party      $         -    $       149
       Accrued payroll - related party            19,536              -
       Accrued interest - related party              287            228
                                             ___________    ___________
                                             $    19,823    $       377
                                             ___________    ___________

                             WRAP-N-ROLL USA, INC.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LONG-TERM DEBT

  Long-term debt consists of the following:

                                             September 30,   December 31,
                                                  2001           2000
                                              ___________    ___________
      Note payable to financing agency for
      60 months at an effective interest rate
      of 6%, secured by a vehicle with a net
      book value of $26,431                   $    25,198    $         -

      Less: Current portion                        (4,881)             -
                                              ___________    ___________
                                              $    20,317    $         -
                                              ___________    ___________

  Maturity of long-term debt for the twelve month periods ended:

                   September 30,             Principal Due
                    ___________               ___________
                       2002                   $     4,881
                       2003                         5,170
                       2004                         5,474
                       2005                         5,800
                       2006                         3,873
                                              ___________
                                              $    25,198
                                              ___________

  Interest expense for long-term debt for the nine months ended September 30, 2001 and 2000 amounted to $569 and $0, respectively.

NOTE 6 - CAPITAL STOCK

  Preferred stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at September 30, 2001 and December 31, 2000.

  Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001. During September 1997, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for services rendered valued at $1,000 (or $.001 per share).

  During June 1999, the Company issued 10,000,000 shares of its previously authorized, but unissued common stock for cash of $10,000 (or $.001 per share).

                             WRAP-N-ROLL USA, INC.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - OPERATING LEASES

  The Company had two cars under operating leases expiring in 2003. On April 21, 2001, the Company purchased a new van to replace one of the cars. To finance the purchase, an officer/shareholder/employee of the Company paid $1,000 to the financing agency. The Company also assigned the operating lease for the original car to the financing agency and the Company recognized a $1,500 gain on the assignment. The remaining $26,868 was financed through the financing agency at an effective interest rate of 6%.

  Minimum future rental payments under the remaining non-cancelable operating lease having a remaining term in excess of one year as of September 30, 2001 for the twelve month periods ended and in aggregate are:

                   September 30,                    Amount
                    ___________                   ___________
                       2002                       $     3,464
                       2003                             3,464
                       2004                                 -
                       2005                                 -
                       2006                                 -
                                                  ___________
       Total minimum future rental payments:      $     6,928
                                                  ___________

  Rental payments for the nine months ended September 30, 2001 and 2000 amounted to $3,152 and $0, respectively.

NOTE 8 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2001, the Company has available unused operating loss carryforwards of approximately $7,500, which may be applied against future taxable income and which expire in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $2,500 and $4,500 as of September 30, 2001 and December 31, 2000, respectively, with an offsetting valuation allowance of the same amount resulting in a decrease in the valuation allowance of approximately $2,000 during the nine months ended September 30, 2001.

                             WRAP-N-ROLL USA, INC.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS

  Management Compensation - For the year ended December 31, 2000, the Company did not pay any compensation to any officer/director of the Company. On January 1, 2001, the Company entered into an employment agreement with an officer/director/employee of the Company to pay $1,000 per month. On April 1, 2001, the Company increased the salary to $4,000 per month. As of September 30, 2001, the Company had accrued payroll of $19,536 and had paid $5,840 to the officer/director/employee. [See Note 12].

  Office Space/Utilities - During the year ended December 31, 2000, the Company did not have a need to rent office space. On January 1, 2001, the Company entered into a rental/utilities agreement with an officer/director/employee of the Company allowing the Company to use office space in his home for the operations of the Company at a base rent of $100 per month. The Company also agreed to pay the officer/director/employee of the Company a base utilities/miscellaneous expense of $100 per month designated for but not limited to heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer, printer and any other office items needed for the operations of the Company, not currently being paid by the Company. On September 1, 2001, the company decided to begin paying the rent and utilities as funds are available. As of September 30, 2001, the Company had paid $1,800 in rent and utilities/miscellaneous to the officer/director/employee. [See Note 12]

  Receivable - As of June 30, 2001, an officer/shareholder of the Company had been advanced a total of $15,027 by the Company as a non-interest bearing loan. On July 1, 2001, the Company extended the receivable of $15,027 into a new note receivable.

  Notes Receivable - On July 1, 2001, the Company extended a receivable of $15,027 into a new note receivable. The note accrues interest at 7% per annum and is due on demand. Accrued interest amounted to $272 and $0 at September 30, 2001 and December 31, 2000, respectively. On August 1, 2001 the Company signed a new note receivable with an officer/shareholder of the Company for $2,500. The note accrues interest at 7% per annum and is due on demand. There was no accrued interest at September 30, 2001 and December 31, 2000. The combined principal of the two notes amounted to $14,727 and $0 at September 30, 2001 and December 31, 2000, respectively.

  Notes Payable - As of July 31, 2001, the Company owed a shareholder of the Company $812 for a note payable due April 1, 2002 accruing interest at 10% per annum, $10,000 for a note payable due October 31, 2001 accruing interest at 10% per annum and $859 for interest that had accrued on the two notes payable. On August 1, 2001, the Company extended the notes and related interest and an additional loan of $5,000 into a new note payable of $16,671 due August 1, 2002. The note accrues interest at 10% per annum. Accrued interest amounted to $287 at September 30, 2001.

  On July 20, 2001, the Company repaid a note payable of $1,400 and accrued interest of $35 to a shareholder.

                             WRAP-N-ROLL USA, INC.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS [Continued]

  Purchase Agreement - On April 21, 2001, the Company purchased a new van for $29,368 to replace one of its leased cars. To finance the purchase, an officer/shareholder/employee of the Company paid a down payment of $1,000 to the financing agency. The Company also assigned the operating lease for the original car to the financing agency and recognized a $1,500 gain. The remaining $26,868 was financed through the financing agency in the name of the officer/shareholder/employee at an effective interest rate of 6%. The agreement was negotiated in the name of the officer/shareholder/employee to take advantage of certain conditions and financing arrangements that were unavailable to the Company since it had only recently begun operations and had incurred losses since inception. The Company then purchased the van from the officer/shareholder/employee on the same terms and conditions.
  The agreement requires the Company to make 60 monthly payments of $518 directly to the financing agency beginning June 8, 2001.

NOTE 10 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has just recently commenced operations and may not have sufficient working capital, raising substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 11 - EARNINGS (LOSS) PER SHARE

  The following data shows the amounts used in computing earnings (loss) per share for the periods presented:
                                               For the Three             For the Nine
                                               Months Ended              Months Ended
                                               September 30,             September 30,
                                          _______________________   _______________________
                                             2001         2000         2001         2000
                                          __________   __________   __________   __________
     Net income (loss) from continuing
     operations available to common
     shareholders (numerator)             $   28,972   $     (690)  $    5,768   $   (2,450)
                                          __________   __________   __________   __________
     Weighted average number of common
     shares outstanding used in earnings
     (loss) per share for the period
     (denominator)                        11,000,000   11,000,000   11,000,000   11,000,000
                                          __________   __________   __________   __________

  Dilutive earnings (loss) per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted earnings (loss) per share.

                             WRAP-N-ROLL USA, INC.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND AGREEMENTS

  Employment Agreement - On January 1, 2001, the Company entered into an employment agreement with its sole officer and director ("employee"). The agreement provided for a $1,000 per month salary for a period of three years commencing January 1, 2001. The expense was to accrue until the Company had achieved net income of $50,000 at which time the Company would pay 50% of its net income before tax towards reducing the accrued salary liability. On April 1, 2001, the Company increased the salary to $4,000 per month and decided to begin paying the salary as funds are available.

  Employment Agreement - On August 1, 2001, the Company entered into an employment agreement with a new employee. The agreement provides for a $3,000 per month salary for a period of one year commencing August 1, 2001.

  Rental/Utilities Agreements - On January 1, 2001, the Company entered into rental and utilities agreements with its sole officer and director ("landlord"). The agreements provide for payment of $100 per month for rent and $100 per month for utilities and other incidentals on a month-to-month basis starting January 1, 2001. The rent shall accrue until the Company has achieved net income of $50,000, at which time the Company will pay 10% of its net income before tax towards reducing the accrued rent liability. The utilities portion shall accrue until the Company elects to make payment. On September 1, 2001, the company decided to begin paying the rent and utilities as funds are available.

  Joint Agreements - On June 11, 2001, the Company entered into a joint agreement with Newspaper Agency Corporation ("NAC") to provide advertising services. The Company provides advertisers, vehicle-wrapping and collection of payments. NAC provides a fleet of vehicles available for wrapping and business referrals. The Company and NAC will evenly split the revenues less costs to wrap the vehicles. The agreement is for one year and may be extended or cancelled at any time by written mutual consent.

  On May 14, 2001, the Company entered into a joint agreement with Jose Dicenzo ("JD") to provide advertising services. The Company provides advertisers and collection of payments. JD provides a fleet of vehicles available for wrapping, business referrals and vehicle-wrapping. The Company and JD will evenly split the revenues less costs to wrap the vehicles. The agreement is for one year and may be extended or cancelled at any time by written mutual consent.

NOTE 13 - SIGNIFICANT CUSTOMERS

  The Company has just recently commenced operations and all of the revenues received by the Company are from a limited number of clients, the loss of which could have a material impact on the operations of the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

     Wrap-N-Roll is a marketing company for specialty advertising in the form of large format digital printing on perforated and non-perforated vinyl substrates that can be applied to the exterior of buildings, windows, and motor vehicles. We began this business in October 2000, but did not realize any revenue from the business until the first quarter of 2001. Before then we had no business operations, so our specialty advertising business is a new venture for Wrap-N-Roll with less than one year of operations.

     Our business is not capital intensive because we do not require production or storage facilities to operate our business. We rely on third party suppliers to produce and install the advertising product we sell, and we place orders with suppliers only against purchase orders we receive through our marketing efforts. The cost of production and installation of the advertising product averages 74 percent of the total invoice price.

     Our operations recently commenced at the end of 2000 and we do not have a history of operations from which we can evaluate our ability to generate revenue at sufficient levels to sustain and develop our operations without outside financing. We emphasize that it is management's belief alone regarding the potential market for our advertising product that serves as the basis for pursuing this business. Furthermore, 95 percent of our sales revenue during the first nine months of 2001 was derived from a single customer, the Newspaper Agency Corporation, so that the loss of this customer or a substantial reduction in its orders for our advertising product would result in a substantial reduction in our sales revenue. If our belief about the market for our product is wrong or if the Newspaper Agency Corporation reduces its orders for our product before we find other customers to replace that revenue, then our sales revenues will likely stagnate or decrease and our ability to sustain and develop the business will be substantially impaired.
In these circumstances we would likely need to seek outside financing to sustain our operations, and we do not know whether financing would be available on acceptable terms. The foregoing factors raise substantial doubt about our ability to continue as a going concern.

Results of Operations
Nine Months and Three Months Ended September 30, 2001 and 2000

     For the nine months ended September 30, 2001 and 2000, Wrap-N-Roll had sales revenue of $256,116 and $0, respectively. For the three months ended September 30, 2001 and 2000, we had sales revenue of $213,976 and $0, respectively. The increase in sales revenue is a result of implementing our principal business operations during the last quarter of 2000, which resulted in sales revenue beginning in 2001.

     Revenue has steadily increased since the first quarter 2001, so that our average monthly revenue rate over the first nine months of 2001 was approximately $28,457. Our goal is to increase monthly revenue by at least 10 percent each month over the next 12 months. At present our marketing effort is limited to personal sales calls we initiate with business owners in the Salt Lake City metropolitan area. We have set as a sales goal an average of 20 van advertising installations and 10 installations on other vehicles per month. We have not implemented any other form of advertising or marketing for our advertising product and believe we can achieve our sales goals over the next 12 months with direct sales efforts. We believe the revenue we generate internally from marketing our specialty advertising products with our current personnel and resources will be adequate to cover our costs of production and operating expenses through the next 12 months.

     For the three months and nine months ended September 30, 2001, our cost of goods sold was $153,574, or 72 percent of sales revenue for the quarter, and $190,348, or 74 percent of revenue for the nine-month period. Cost of goods sold includes the cost of production of the advertising material we sell and its installation.

     General and administrative expenses and selling expense were $60,250 for the nine month period ended September 30, 2001, compared to $2,395 for the nine month period ended September 30, 2000, and $31,039 for the three month period ended September 30, 2001, compared to $670 for the three month period ended September 30, 2000. The increase in these expenses is a result of implementing our principal business operations during the last quarter of 2000, which resulted in a substantial increase in operating expenses through the first nine months of 2001.

     Our operating expenses consist primarily of salary for our two employees, office expenses, and professional fees incurred to comply with our reporting obligations under the Securities Exchange Act of 1934 and the filing of a registration statement for selling stockholders under the Securities Act of 1933 in July 2001. The total salary accrued for and paid to Cliff Halling, our president, was $25,376 through September 30, 2001, or 9.9 percent of sales revenue, and his monthly salary is $4,000 through the remainder of 2001. We pay to our sales person a salary of $3,000 per month, which began in August 2001. Our vehicle leasing and purchase obligations total $807 per month, which includes approximately $300 payable over a three-year term for the leased vehicle and the remainder payable over a five-year term for the vehicle being purchased. Our office rent and utilities through the first nine months of 2001 was $1,800, and we expect our office expense will remain at a rate of approximately $200 per month through the end of 2001. Professional fees were $17,948 during the first nine months of 2001, but of this amount approximately $10,944 is attributable to the registration statement we filed for selling stockholders, which we do not expect to recur as an expense in 2002.

     Wrap-N-Roll had two cars under operating leases expiring 2003. On April 21, 2001, we purchased a new van to replace one of the cars. To finance the purchase, Cliff Halling, our sole officer and director, paid $1,000 to the financing agency. This payment made by Mr. Halling for our benefit was applied to reduce his outstanding obligations payable to us. Wrap-N-Roll also assigned the operating lease for the original car to the financing agency and recognized a $1,500 gain on the assignment. The remaining $26,868 was financed through an unrelated financing agency at an effective interest rate of 6 percent. Gain on assignment of operating lease for the nine-month period ended September 30, 2001, was $1,500, and was $0 for the comparable period in 2000.

     Interest expense for the nine-month periods ended September 30, 2001 and 2000, was $1,522 and $55, respectively. Interest expense for the three-month periods ended September 30, 2001 and 2000, was $663 and $20, respectively. We also recognized interest income of $272 for the three and nine-month periods ended September 30, 2001, on a note receivable from Cliff Halling.

     As a result of the foregoing factors, Wrap-N-Roll realized net income of $5,768 for the nine-month period ended September 30, 2001, compared to a net loss of $2,450 for the nine month period ended September 30, 2000, and net income of $28,972 for the three month period ended September 30, 2001, compared to a net loss of $690 for the three month period ended September 30, 2000.

Liquidity and Capital Resources

     At September 30, 2001, we had a working capital deficit of $2,686, compared to a working capital deficit of $2,340 at December 31, 2001.

     Current assets consist primarily of cash in the amount of $61,980, accounts receivable of $3,489, and notes receivable from Cliff Halling, our president and sole director, in the amount of $14,727. Prior to July 2001, Wrap-N-Roll advanced a total of $15,027 to Mr. Halling, which is represented by a note payable to Wrap-N-Roll bearing interest at 7 percent per annum and due on demand. We made a further advance to Mr. Halling in the amount of $2,500 represented by a note dated August 1, 2001, bearing interest at 7 percent per annum and due on demand. Mr. Halling has repaid $2,800 on the notes, so that the outstanding balance at September 30, 2001, was $14,727 with accrued interest of $272. We do not have any present intention of making further advances to Mr. Halling.

     Current liabilities consist primarily of $41,779 in accounts payable and accrued expenses, $19,536 of accrued payroll due to Cliff Halling, $16,671 on a note payable to Ken Kurtz, a stockholder, and $4,881 of current portion on long-term debt incurred to purchase our van. Ken Kurtz loaned to us $712 through April 2000, $10,000 in November 2000, $1,400 in April 2001, and $5,000
in August 2001. These funds were used to fund our working capital needs. The loan for $1,400 was repaid, with interest, in July 2001. The remaining loans and their accrued interest were restructured as a new note in August 2001 in the principal amount of $16,671 bearing interest of 10 percent per annum and due on August 1, 2002. Accrued interest on this note at September 30, 2001, was $287.

     Long-term debt at September 30, 2001, consisted of $20,317 due an unrelated finance company that provided the financing on our van. The obligation is payable in monthly installments over a term of five years commencing in April 2001, bears interest at an effective interest rate of six percent per annum, and is secured by our van with a net book value of $26,431.

     If we achieve our revenue goals by the end of 2001, then we will evaluate the feasibility of adding two employees; one sales person and one clerical person. New employees will be added only if our operations can support the new employees without outside financing and if we believe the addition of these employees will enable us to penetrate our market more effectively. An increase in our operations and the number of employees may require us to seek larger office space during the first six months of 2002 to house our marketing and service personnel. Should this growth occur, we do not expect that we would need more than approximately 600 square feet of office space. We believe that there is an adequate supply of office space in Salt Lake County, Utah to meet our need for larger space, should it arise. Based solely on our informal investigation of office space, we believe we could find suitable space to rent for $12 per square foot per year, or a total of $7,200 per year for 600 square feet.

     Wrap-N-Roll began generating sales revenue from its business operations since the beginning of 2001. Consequently, we do not have a history of operations that allows us to predict with any certainty whether our sales will continue at current levels or increase over the next 12 months. Assuming we can maintain our current level of sales revenue, we believe we can fund our operations internally over the next 12 months. However, 95 percent of our sales revenue in the nine-month period ended September 30, 2001 was derived from a single customer, the Newspaper Agency Corporation, so a substantial reduction in orders from this customer that we are unable to make up with new sales would severely affect our operations and impair our ability to continue as a going concern. Our agreement with the Newspaper Agency Corporation is for a term of one year expiring in June 2002, but can be terminated by either party at any time. We believe our relationship with the Newspaper Agency Corporation is good, and have no reason to believe the agreement will not continue through June of 2002.

     In the past Cliff Halling, our president and sole director, agreed to defer payment of his compensation when we did not have sufficient revenue to pay the expense. We have no agreement or arrangement with Mr. Halling to renew this practice in the future, should the need arise. We have also relied in the past on loans from Ken Kurtz, a stockholder, to provide working capital for our operations. We similarly have no agreement or arrangement with Mr. Kurtz to provide financing in the future. Should there be a substantial reduction in our sales revenue at any time over the next 12 months it is likely we would need to seek outside financing to fund our operations. We have not identified any sources for such financing and we do not know whether any financing would be available to us on acceptable terms.

                                    PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit No.   Location    Description

Ex 10.1         *1*       Joint Agreement with Jose Dicenzo dated
                          May 14, 2001.

Ex 10.2         *1*       Joint Agreement with Newspaper Agency Corporation
                          Dated June 11, 2001.

Ex 10.3         E-1       Employment Agreement by and between the Company and
                          Derek Williams dated August 1, 2001.

Ex 10.4         E-5       Rental/Utilities Agreement by and between
                          the Company and Cliff Halling dated
                          September 1, 2001.

Ex 10.5         E-7       Note Receivable in the form of a Promissory Note
                          Dated August 1, 2001 executed by the Company.

*1* The listed exhibits are incorporated herein by this reference to Amendment No. 1 to the Registration Statement on Form SB-2/A filed by the Company with the Securities and Exchange Commission on October 9, 2001.

(b) Reports on Form 8-K: No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Wrap-N-Roll USA, Inc.


                                      /S/ CLIFF HALLING
                                   -----------------------------------
Date:   November 19, 2001          By: Cliff Halling, President and Treasurer