Form 10KSB
period 2001-12-31
WRAP N ROLL USA INC
filed 2002-04-17
CIK 1105858

                  U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                Form 10-KSB
(Mark One)
     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the calendar year ended December 31, 2001.

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

     The issuer's total revenues for the year ended December 31, 2001 were $258,872.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of April 10, 2001, was $0.00.

     The number of shares outstanding of the Company's common stock ($0.001 par value) as of April 10, 2001 was 11,000,000 shares.

                                TABLE OF CONTENTS
                              ---------------------


                                      PART I

Item Number and Caption                                                  Page

Item 1.  Description of Business. . . . . . . . . . . . . . . . . . . . .  3

Item 2.  Description of Property. . . . . . . . . . . . . . . . . . . . . 10

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 10

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . 10


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters . . . . 11

Item 6.  Management's Discussion and Analysis or Plan of Operations . . . 11

Item 7.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . 14

Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure . . . . . . . . . . . . . . . . . . . . 15


                                     PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act. . . . . . . . 15

Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . 16

Item 11.  Security Ownership of Certain Beneficial Owners and Management. 17

Item 12.  Certain Relationships and Related Transactions. . . . . . . . . 17

Item 13.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 18


         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . 19

         Index to Exhibits. .  . . . . . . . . . . . . . . . . . . . . . 20

Forward-looking Statements

     This report contains certain forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements can generally be identified because the context of the statement includes words such as "may", "will", "should", "except", "anticipate", "intend", "estimate", "continue", "believe", "expects" or other similar words. Similarly, statements that describe Wrap-N-Roll's future plans, objectives and goals are also forward-looking statements. Our factual results, performance or achievements could differ materially from those expressed or implied in these forward looking statements as a result of certain factors.


                                      PART I

-----------------------------------------------------------------------------
Item 1.   Description of Business.
-----------------------------------------------------------------------------

Background

     We were incorporated under the laws of the State of Nevada on September 26, 1997 under the name Oxy General Corporation for the purpose of seeking a business in which to participate. In June 1999, Cliff Halling, our president, personally purchased 10,000,000 shares of our common stock for $10,000. Our sole officer and director at that time was Ken Kurtz, who resigned his positions in favor of the appointment of Mr. Halling. Messrs. Halling and Kurtz were both employed by Canton Financial of Salt Lake City in 1997, where they met. In the spring of 1999 Mr. Halling expressed to Mr. Kurtz his desire to develop and operate a business, and Mr. Kurtz offered to sell him a controlling interest in Oxy General so that he could use the corporation for developing a business. We were not engaged in any active business operations until October 2000. In 2000 we developed internally a business plan for marketing specialty advertising services, which we began in October 2000. On November 17, 2000, we changed our name to Wrap-N-Roll USA, Inc. to better suit our new business.

Business

     We provide specialized advertising services to businesses of all sizes emphasizing on large format digital printing on perforated and non-perforated vinyl substrates. Through use of a special non-corrosive, vinyl material with a patented adhesive made by 3M, we offer businesses the ability to wrap the exterior of buildings, windows and motor vehicles with an advertising message. We do not intend to actively seek any business acquisitions in the foreseeable future and acquisitions are not part of our plan for developing the business.

     Our services include stationary and mobile advertising services. Stationary advertising services are defined as advertising services provided by us utilizing stationary mediums for the display of the advertising message. Such mediums include buildings, windows and storefronts. Mobile advertising services are defined as advertising services provided by us utilizing mobile mediums such as a motor vehicle, for the display of the advertising message.

     Currently, we sub-contract out the design, layout, printing and installation services to third party providers. We market the advertising product produced and installed by others, so we do not maintain any production facilities or inventory for our business. We conduct our business from our sales office and all sales calls are made at the location of the prospective customer. We charge advertisers either a fixed fee on a project-by-project basis or provide continuous services billed on a contract basis. We coordinate the logistics of the printing and installation process and when requested, negotiate contracts with third party building or motor vehicle operators for the purposes of displaying an advertiser's message on their properties or vehicles. Where the advertising will remain on a property or vehicle for more than one month, the advertiser is required to pay a monthly advertising fee, half of which we retain and half is paid to the owner of the building or vehicle on which the add is displayed. The monthly advertising fee is between $500 and $1,500 per month depending on the size of the ad and whether it is placed on a building or vehicle.

     We have no exclusive marketing rights for any graphic image products. However, we offer only 3M graphic image advertising applications because we believe this product has superior quality, which is backed by a warranty from 3M that protects our clients.

     Each printing job is bid out separately based on the size and complexity of the project. In our experience, the cost of printing the advertising material is approximately $6.50 per square foot depending on the complexity of the design. Since each print order is bid individually based on the complexity and size of the order it is not possible to enter into a contract with ProGrafix that fixes the price for graphic product. Print jobs are usually completed within four to seven days following the date of order, and we have not experienced any completion delays that would affect our customers. Each print job is ordered separately through a written purchase order that sets the price, quantity, and estimated delivery date, but contains no other provisions for termination, quality control, or remedies for breach. While there are other companies other than 3M that produce graphic image advertising applications, we do not believe based on our own evaluation of the products, that they have the same quality and warranty protection as 3M products. Consequently, the loss of our relationship with our printer could force us to seek other sources of product that would not have the same features as 3M products that we believe are positive selling points, which could adversely affect our sales effort. We have experienced no problems or delays in obtaining printed material from ProGrafix as required to fulfill our purchase orders on a timely basis. We believe our relationship with ProGrafix is good and that ProGrafix can meet all of our needs for printed material for at least the next 12 months.

     We use the services of two local 3M certified installers. One of the installers, ProGrafix, has several installation employees on staff. Each installation is bid out separately based on the size and complexity of the project. In our experience the cost of installation is approximately $4.00 per square foot depending on whether it is a flat installation or installation on a contoured surface, such as an entire vehicle. We have not experienced any problems in obtaining installation services as required to service our customers, so we have not found it necessary to enter into long term contracts to ensure installation services are available as needed. Each installation is ordered separately through a written invoice that sets the price, describes the installation, and estimates the completion date, but contains no other provisions for termination, quality control, or remedies for breach. Should our operations grow substantially we may seek to establish long-term relationships to ensure these services are available as needed, but we have not investigated whether any long-term contracts are available on terms that would be acceptable to us.

     Since we sell 3M products printed and installed by certified 3M suppliers, our clients are entitled to rely on 3M's warranty. No assignment of warranty from us is required, since the warranty is extended by 3M directly to our customers through the certified 3M suppliers we use. Depending on the product and where it is used, 3M guarantees that the graphic will be free from manufacturing defects, premature failure, and loss of adhesion for one to eight years. Under the warranty 3M will replace or refund the price of any graphic material that does not meet its warranty. Since we rely on the 3M warranty for the advertising product we sell, Wrap-N-Roll does not offer it own warranty or guarantee of performance.

     Payment by us for services to both the printing and installation companies are made at completion of the project. As our relationship with these companies grows, we anticipate that we will enter into written contracts and seek more favorable payment terms.

     We determine our fees based on the size of the printing project and the complexity of the design and installation. We charge approximately $14.00 per square foot of material installed, which includes all of the printing and installation. Additional fees are billed for the rights to display the advertising message on a third party building or motor vehicle unrelated to the advertiser.

     The advertiser is expected to pay an initial installment fee to begin development of the wrap, which takes approximately two weeks to design, develop and print. The advertiser provides its advertising artwork to us and we sub-contract a local designer to design, develop and print the large format digital advertisement on a vinyl substrate. We then sub-contract a local 3M certified installer to install the advertising message. An additional payment is made at completion of the installation of the advertising message.
Contract services are based on one-month, three-month, six-month, or one-year contracts to display an advertiser's message on a third party building or motor vehicle and are billed monthly.

Mobile Advertising Services

     We believe American businesses spend substantial sums annually to promote their advertising messages through a variety of media including TV, radio, newspaper, magazine, direct mail, telemarketing, billboards, signs and more recently, the Internet. The goal of the advertiser is to utilize the media that reaches the advertiser's target audience in the most cost-effective manner and to repeatedly transmit its message to generate brand recognition and stimulate a purchase.

     We believe more and more businesses are finding that they can gain additional exposure and brand recognition by displaying their company's logo or advertising message on vehicles driven by their employees or others. The motor vehicle, which is wrapped with the advertiser's message, is driven in high traffic areas where the advertiser's message can be displayed to other motorists. Occasionally the motor vehicle may also be parked in high traffic areas where the permission has been granted or purchased for the rights to park and display a vehicle.

     We believe that this method of advertising can compete for advertising dollars against methods that businesses typically allocate to reach the mobile public, such as radio and billboard advertising, because of the novel way in which this method attracts attention. We have not performed any market studies to determine whether our method of advertising will be accepted in local markets. Our belief regarding the marketability of our advertising product is based on marketing material produced by 3M containing information on studies done in the trucking industry. As stated in these 3M materials, a survey conducted by RY&P, a major advertising agency in the leisure and travel industry, showed that

* 96 percent of respondents noticed the words and pictures displayed on trucks,

* 98 percent of respondents said fleet graphics created a positive image for the company, and

* 96 percent of respondents said fleet graphics had more impact than billboards.

     We believe that our advertising product will have similar impact in local markets as in the trucking industry.

     To reach the mobile public, we seek to have the vehicles we wrap with advertisement driven in high traffic areas. As such, we expect that wrapped vehicles will be driven primarily in metropolitan markets that have populations in excess of 200,000 people.

     The primary geographic market, in which we expect our wrapped vehicles to be driven, includes various metropolitan areas in the state of Utah, with a combined population of approximately 875,000. If we are successful in establishing our business in Utah, we will explore opportunities for expanding our business to other metropolitan areas in the western United States. We have not evaluated any other metropolitan areas for expansion of our business. If our business achieves a level of success that we believe supports expansion in other areas, we expect we will first evaluate Denver, Colorado, Phoenix Arizona, or Las Vegas, Nevada because they are the metropolitan areas with the largest populations in closest proximity to Salt Lake City.

     The vehicles used for mobile advertising services are either provided by the advertiser, its employees, private parties or, to a limited extent, by us. When vehicles leased us are to be utilized, our sales representatives and other employees are expected to drive the vehicle to sales appointments or on company errands traversing through high traffic areas to display the advertiser's message to other motorists. From time to time, the drivers of the wrapped vehicles are also expected to pass out the advertiser's fliers and coupons.

     As indicated, we may also sub-contract with private parties to have their vehicles wrapped. We expect to pay these parties a monthly fee to have the advertiser's logo wrapped on their car. We seek to target individuals who drive newer model cars and whose occupations demand frequent travel in high traffic areas. We prefer utilizing vehicles owned by private parties that have a unique design that stands out among other vehicles and provides the greatest opportunity to attract attention. We currently own our ban and lease one Volkswagen Beetle for advertising use. We have received calls from private owners of other types of vehicles interested in using their cars for advertising. We may use other models and years of cars to display advertisements depending on various factors including cleanliness of the vehicle, market demand, availability of vehicles and the willingness of the contracted private party to actively draw attention to the vehicle, and cost.

     We own one vehicle and lease another. Currently we have wrapped an additional 120 vehicles for clients.

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

Stationary Advertising Services

     We seek to target businesses for the purposes of providing large format, high resolution, and digital printing advertisements that the business can display on exterior windows of their buildings. Until recently, advertisements displayed on windows of certain businesses have been hand-painted, or have been large format posters taped to the interior of an exterior window.

     We provide what we believe to be a superior, cost-effective alternative. The advertisements displayed by us are substantially more attractive and last longer than traditional display methods.

     The material used for our stationary advertising services is the same as what is used for our mobile advertising services. The exterior windows are covered with a non-corrosive, thin-film, vinyl material that allows parties within the building the ability to see out of the windows, while parties on the outside of the building only see the advertising message. An advertising message can be installed on a typical 4' x 5' window in approximately 15-20 minutes. The material can withstand all types of weather conditions and is expected to display a quality image for up to three years.

     Currently, we have 10 customers for our stationary advertising services.

     We perform installation services for our clients on ground level installations. For all other types of installations, we expect to sub-contract with independent third party installers.

     Prices on projects are expected to vary by size of the advertisement, window height from ground level, timing of the installation and overall complexity of the installation.

Marketing

     Initially, we seek to target businesses in the Salt Lake City area to advertise utilizing our stationary or mobile advertising programs. We seek to attract national advertisers as well.

     According to the Utah Chamber of Commerce, there are approximately 53,000 businesses along the Wasatch Front in the state of Utah, with a majority residing in the greater Salt Lake City metropolitan area.

     For our mobile advertising services we seek to target businesses with sizable fleets of vehicles such as delivery or transportation companies. For our stationary advertising services, we seek to target building owners and businesses with window exposure.

     To date, we have attracted a limited clientele through telemarketing, canvassing and word-of-mouth advertising. We plan to implement a regular routine of telemarketing and canvassing to attract additional clientele and expect most of our clientele to come from these methods of marketing. Additionally, we have been advertising our services by wrapping a company-leased vehicle with our own logo and implementing the advertising methods that we offer to our clientele. We also expect to market our services at trade shows. We have established an Internet web site, www.wrapnrollusa.com, that we use as an online brochure to which we can refer potential clients for examples of out large format graphic advertising. We do not intend to rely on our website or the Internet as the primary method for marketing our advertising.

     Additionally, we expect to attract a portion of our clientele through publicity generated by radio, television and newspaper because the uniqueness and novel way in which we provide advertising services for businesses.

     In June 2001, we entered into a Joint Agreement with Newspaper Agency Corporation, the company that distributes daily newspapers in the Salt Lake City area, to sell advertising for display on 50 vans operated by the Newspaper Agency Corporation. We sell the advertising to clients that will be displayed on the vans. We also arrange for printing and installation of the advertising. The client pays for the printing and installation of the adverting, which is estimated at $500 for one side of a van and $1,000 for an entire van. The client also pays a monthly advertising fee for the duration that the ad is displayed on the van of $500 for one side and $1,500 for an entire van. The monthly advertising fee is divided equally between Newspaper Agency Corporation and us. The agreement is for an initial term of one year. If we terminate the agreement early, Newspaper Agency Corporation is entitled to all monthly advertising fees payable on advertising arrangements in place at the time of termination. If the Newspaper Agency Corporation terminates the agreement early, we are entitled to receive our one-half share of all monthly advertising fees payable on advertising arrangements in place at the time of termination. The agreement is non-exclusive, so either party can enter into similar agreements with others. Sales to Newspaper Agency Corporation accounted for 88 percent of out sales revenue during the year ended December 31, 2001

     In May 2001, we entered into a joint agreement with Jose Dicenzo, which is essentially identical to our agreement with the Newspaper Agency Corporation. However, we currently anticipate that Mr. Dicenzo will provide 20 panel trucks for the advertising and most of our advertising sales activity under this agreement will focus on advertising during the two-month period beginning 30 days before and 30 days after commencement of the 2002 Winter Olympic Games in Salt Lake City scheduled to begin February 8, 2002.

     Our stationary advertising operations are affected by weather to the extent adverse weather limits the abilities of our installers from making installations. As such, we expect revenues to fluctuate, to a limited extent and be greater during the spring and summer seasons. We do not foresee seasonal factors affecting our mobile advertising operations.

     It is not possible to predict what impact economic conditions may have on our operations. During a period of decline in the economy it is possible that businesses will reduce the amount they spend on advertising, which could have a negative impact our marketing efforts. Further, advertisers may want more favorable payment terms during an economic decline or have difficulty paying for our service on a timely basis, which would adversely affect our operating cash flow.

Government Regulation

     There is no direct government regulation of our business. Businesses that purchase our advertising products may have to comply local ordinances that specify the size and location of signage and other displays. It is the responsibility of the business owner to comply with these ordinances, and affects us only to the extent that the business owner's decision as to size and location of the advertising purchased may be limited.


Competition

     We compete with several local advertisers who utilize large format digital printing for automobile wraps or building advertising, most of whom have substantially more resources than we. We intend to compete with these businesses on the basis of the quality of the 3M products we offer and service in completing the installation for our clients. We also compete, to a lesser extent, with printing companies that provide large format printing services on vinyl substrates.

     Our printer, ProGrafix, offers its services generally to anyone requiring large format printing. We have no knowledge, however, that ProGrafix has an established sales force proactively pursuing direct sales of advertising to businesses using large format graphic display. ProGrafix could attempt to implement such a marketing effort in the future, which could adversely affect our sales. Because there are only a few large format digital printers in our geographical area, such competition could negatively affect our financial results. As we grow and obtain additional capital, we may seek to acquire our own printing facilities to minimize this dependence. However, we have no plan to do so at the present time and may never do so.

     Additionally, we compete with other advertising and marketing companies who generate revenues utilizing a variety of advertising and marketing methods. These marketers include, among other types, television and radio stations, magazines, newspapers, telemarketers, billboard companies and Internet marketers. Most of these businesses and marketing methods have been around for years and have proven successful for advertisers, whereas our methods are relatively new and unproven. Also, it can be assumed that most if not all of these companies have substantially more resources than we.

Insurance

     We maintain liability and collision insurance on our leased vehicles in amounts required by the lessor. We believe the amount of insurance we currently maintain on these vehicles is adequate.

     The private parties with whom we sub-contract to wrap and drive their own vehicles are expected to sign a waiver with us representing that they carry adequate insurance, and further represent to indemnify and hold us harmless from any and all claims arising from operation of their vehicles.

Employees

     We have two full-time employees, one of which is our President and the other a salaried sales person. Our employees have general sales experience with products and services, including two years of combined experience in selling advertising. Our staff is adequate for our current operations. However, the fact that we have only two persons marketing our advertising services means that our ability to exploit our market is limited by the hours these individuals can commit on a full-time basis. Consequently, the rate of growth of our business is slower than what we could accomplish if we could afford a larger number of employees. With our current staff we believe we can increase our revenues to an annual run rate of approximately $750,000 by the end of June 2002. If we are successful in growing our business to this level, we intend to add employees in both sales and clerical positions to increase our rate of growth.

-----------------------------------------------------------------------------
Item 2.   Description of Property.
-----------------------------------------------------------------------------

     We are currently operating from the home of our president at 1056 East Platinum Way, Sandy, Utah 84094, who provides office space, utilities and computer access. The office space consists of approximately 100 square feet, and no other business is conducted from this location. Through the calendar year ending December 31, 2000, we were not charged for these expenses due to our minimal operations. On January 1, 2001, we entered into a Rental/Utilities Agreement with Cliff Halling for use of office space in his home at a base rent of $100 per month. The agreement is a month-to-month rental arrangement. We also agreed to pay a base utilities/miscellaneous expense of $100 per month to cover phone, fax, Internet, computer use, and other office items needed for the operations of Wrap-N-Roll. Our business is marketing the specialty advertising products we offer, and we rely on independent suppliers to manufacture and install the advertising. We need no more than a sales office to maintain records for our operations, since all sales calls and meetings with customers are conducted at their locations. Consequently, we believe our office space is adequate for our current operations. If we are successful in achieving our sales goals by the end of 2001, we may hire additional sales and clerical staff and seek larger office space to house our operations.

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

-----------------------------------------------------------------------------
Item 4.   Submission of Matters to Vote of Security Holders.
-----------------------------------------------------------------------------

     No matters were submitted to vote of the Company's security holders during the Company's most recent calendar year ending December 31, 2001.

                                 PART II

-----------------------------------------------------------------------------
Item 5.   Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------------------

Market Information

     No public trading market exists for our securities. We plan to eventually seek listing on the OTCBB. We cannot guarantee that we will obtain a listing, and a regular trading market for our common stock may never develop.

Holders

     As of the date of this prospectus, there were forty-six holders of record of our common stock.

Dividends

     We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use towards our business plan. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the board of directors deems relevant.

-----------------------------------------------------------------------------
Item 6.   Management's Discussion and Analysis of Operations or Plan of
          Operations.
-----------------------------------------------------------------------------

General

     Wrap-N-Roll is a marketing company for specialty advertising in the form of large format digital printing on perforated and non-perforated vinyl substrates that can be applied to the exterior of buildings, windows, and motor vehicles. We began this business in October 2000, but did not have any revenue from the business until the first quarter of 2001. Before then we had no business operations, so our specialty advertising business is a new venture for Wrap-N-Roll.

     Our business is not capital intensive because we do not require production or storage facilities to operate our business. We rely on third party suppliers to produce and install the advertising product we sell, and we place orders with suppliers only against purchase orders we receive through our marketing efforts. The cost of production and installation of the advertising product averages 76 percent of the total invoice price.

     Our operations recently commenced at the end of 2000 and we do not have a history of operations from which we can evaluate our ability to generate revenue at sufficient levels to sustain and develop our operations without outside financing. We emphasize that it is management's belief alone regarding the potential market for our advertising product that serves as the basis for pursuing this business. Furthermore, 88 percent of our sales revenue during the year ended 2001 was derived from a single customer, the Newspaper Agency Corporation, so that the loss of this customer or a substantial reduction in its orders for our advertising product would result in a substantial reduction in our sales revenue. If our belief about the market for our product is wrong or if the Newspaper Agency Corporation reduces its orders for our product before we find other customers to replace that revenue, then our sales revenues will likely stagnate or decrease and our ability to sustain and develop the business will be substantially impaired.
In these circumstances we would likely need to seek outside financing to sustain our operations, and we do not know whether financing would be available on acceptable terms. The foregoing factors raise substantial doubt about our ability to continue as a going concern.

Results of Operations
For the Calendar Years Ended December 31, 2001 and 2000

     For the calendar year ended December 31, 2001 and 2000, Wrap-N-Roll had sales revenue of $258,872 and $0, respectively. The increase in sales revenue is a result of implementing our principal business operations during the last quarter of 2000, which resulted in sales revenue beginning in 2001.

     Revenue has steadily increased since the first quarter 2001, so that our average monthly revenue rate over the twelve months of 2001 was approximately $21,573. Our goal is to increase monthly revenue by at least 10 percent each month over the next 12 months. At present our marketing effort is limited to personal sales calls we initiate with business owners in the Salt Lake City metropolitan area. We have set as a sales goal an average of 20 van advertising installations and 10 installations on other vehicles per month. We have not implemented any other form of advertising or marketing for our advertising product and believe we can achieve our sales goals over the next 12 months with direct sales efforts. We believe the revenue we generate internally from marketing our specialty advertising products with our current personnel and resources will be adequate to cover our costs of production and operating expenses through the next 12 months.

     For the calendar year ended December 31, 2001, our cost of goods sold was $196,765 or 76 percent of sales revenue for the calendar year. Cost of goods sold includes $172,091 for the cost of production of the advertising material we sell and its installation; $13,377 for automobile costs, including lease, depreciation, insurance, fuel and service; and $11,297 for contract labor.

     General and administrative expenses for all periods consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $96,859 for the calendar year ended December 31, 2001, compared to $10,584 for the calendar year ended December 31, 2000. Selling expense were $925 for the calendar year ended December 31, 2001, compared to $116 for the calendar year ended December 31, 2000. The increase in these expenses is a result of implementing our principal business operations during the last quarter of 2000, which resulted in a substantial increase in operating expenses during the calendar year 2001.

     Our operating expenses consist primarily of salary for our two employees, office expenses, and professional fees incurred to comply with our reporting obligations under the Securities Exchange Act of 1934 and the filing of a registration statement for selling stockholders under the Securities Act of 1933 in July 2001. The total salary expense for Cliff Halling, our president, was $39,184 through December 31, 2001, or 15 percent of sales revenue. We pay to our sales person a salary of $3,000 per month, which began in August 2001. The total salary expense for our sales personnel was $15,428. Office expenses, including employee benefits, taxes and licenses and travel and entertainment, totaled $12,738 during the calendar year ended December 31, 2001. Our vehicle leasing and purchase obligations total $807 per month, which includes approximately $300 payable over a three-year term for the leased vehicle and the remainder payable over a five-year term for the vehicle being purchased. Our office rent and utilities through December 31, 2001 was $2,400. Professional fees were $27,109 during the calendar year 2001, but of this amount approximately $18,504 is attributable to the registration statement we filed for selling stockholders, which we do not expect to recur as an expense in 2002.

     Wrap-N-Roll had two cars under operating leases expiring 2003. On April 21, 2001, we purchased a new van to replace one of the cars. To finance the purchase, Cliff Halling, our sole officer and director, paid $1,000 to the financing agency. This payment made by Mr. Halling for our benefit was applied to reduce his outstanding obligations payable to us. Wrap-N-Roll also assigned the operating lease for the original car to the financing agency and recognized a $1,500 gain on the assignment. The remaining $28,865 was financed through an unrelated financing agency at an effective interest rate of 2.90 percent. Gain on assignment of operating lease for the calendar year ended December 31, 2001 was $1,500, and was $0 for the comparable period in 2000.

     Interest expense for the calendar years ended December 31, 2001 and 2000, was $3,059 and $242, respectively. We also recognized interest income of $523 for the calendar year ended December 31, 2001, on a note receivable from Cliff Halling.

     As a result of the foregoing factors, Wrap-N-Roll realized a net loss of $36,713 for the calendar year ended December 31, 2001, compared to a net loss of $10,942 for the calendar year ended December 31, 2000. The net operating loss for all periods resulted primarily from cost of goods sold, general and administrative expenses and interest expense. The net loss per share for each period was $0.00.

Liquidity and Capital Resources
For the Calendar Years Ended December 31, 2001 and 2000

     At December 31, 2001, we had a working capital deficit of $45,507 compared to a working capital deficit of $2,340 at December 31, 2000.

     Current assets consist primarily of cash in the amount of $17,657, accounts receivable of $1,050, and notes receivable from Cliff Halling, our president and sole director, in the amount of $14,127. Prior to July 2001, Wrap-N-Roll advanced a total of $15,027 to Mr. Halling, which is represented by a note payable to Wrap-N-Roll bearing interest at 7 percent per annum and due on demand. We made a further advance to Mr. Halling in the amount of $2,500 represented by a note dated August 1, 2001, bearing interest at 7 percent per annum and due on demand. Mr. Halling has repaid $3,400 on the notes, so that the outstanding balance at December 31, 2001, was $14,127 with accrued interest of $523. We do not have any present intention of making further advances to Mr. Halling.

     Current liabilities consist primarily of $35,212 in accounts payable and accrued expenses, $20,723 of accrued payroll due to Cliff Halling, $16,671 on a note payable to Ken Kurtz, a stockholder, and $5,554 of current portion of a Long-term debt incurred to purchase our van. Ken Kurtz loaned to us $812 through April 2000, $10,000 in November 2000, $1,400 in April 2001, and $5,000
in August 2001. These funds were used to fund our working capital needs. The loan for $1,400 was repaid, with interest, in July 2001. The remaining loans and their accrued interest were restructured as a new note in August 2001 in the principal amount of $16,671 bearing interest of 10 percent per annum and due on August 1, 2002. Accrued interest on this note at December 31, 2001, was $704.

     Long-term debt at December 31, 2001, consisted of $20,206 due an unrelated finance company that provided the financing on our van. The obligation is payable in monthly installments over a term of five years commencing in April 2001, bears interest at three percent per annum, and is secured by our van with a net book value of $26,660.

     If we achieve our revenue goals by the end of 2002, then we will evaluate the feasibility of adding two employees; one sales person and one clerical person. New employees will be added only if our operations can support the new employees without outside financing and if we believe the addition of these employees will enable us to penetrate our market more effectively. An increase in our operations and the number of employees may require us to seek larger office space to house our marketing and service personnel. Should this growth occur, we do not expect that we would need more than approximately 600 square feet of office space. We believe that there is an adequate supply of office space in Salt Lake County, Utah to meet our need for larger space, should it arise. Based solely on our informal investigation of office space, we believe we could find suitable space to rent for $12 per square foot per year, or a total of $7,200 per year for 600 square feet.

     Wrap-N-Roll began generating sales revenue from its business operations since the beginning of 2001. Consequently, we do not have a history of operations that allows us to predict with any certainty whether our sales will continue at current levels or decrease over the next 12 months. Assuming we can maintain our current level of sales revenue, we believe we can fund our operations internally over the next 12 months. However, 88 percent of our sales revenue in the calendar year ended December 31, 2001 was derived from a single customer, the Newspaper Agency Corporation, so a substantial reduction in orders from this customer that we are unable to make up with new sales would severely affect our operations and impair our ability to continue as a going concern.

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

-----------------------------------------------------------------------------
Item 7.   Financial Statements.
-----------------------------------------------------------------------------

     Filed herewith are the Company's audited financial statements for the calendar years ended December 31, 2001 and 2000.










                  [THIS AREA WAS INTENTIONALLY LEFT BLANK]

                            WRAP-N-ROLL USA, INC.




                                  CONTENTS


                                                                PAGE


-         Independent Auditors' Report                             1

-         Balance Sheet, December 31, 2001                         2

-         Statements of Operations, for the years ended
          December 31, 2001 and 2000                               3

-         Statement of Stockholders' Equity (Deficit), from
          December 31, 1999 through December 31, 2001              4

-         Statements of Cash Flows, for the years ended
          December 31, 2001 and 2000                           5 - 6

-         Notes to Financial Statements                       7 - 14

                        INDEPENDENT AUDITORS' REPORT


Board of Directors
WRAP-N-ROLL USA, INC.
Sandy, Utah

We have audited the accompanying balance sheet of Wrap-N-Roll USA, Inc. at December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Wrap-N-Roll USA, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has incurred losses since its inception and has current liabilities in excess of current assets, raising substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




PRITCHETT, SILER & HARDY, P.C.

March 11, 2002
Salt Lake City, Utah

                            WRAP-N-ROLL USA, INC.

                               BALANCE SHEET


                                  ASSETS


                                                         December 31,
                                                            2001
                                                         __________
CURRENT ASSETS:
  Cash in bank                                           $   17,657
  Accounts receivable, net of allowance for doubtful
   accounts of $1,819                                         1,050
  Related party receivable                                      523
  Notes receivable - related party                           14,127
                                                         __________
          Total Current Assets                               33,357

PROPERTY AND EQUIPMENT, net                                  26,660
                                                         __________
                                                         $   60,017
                                                         __________


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable and accrued expenses                  $   35,212
  Accounts payable and accrued expenses - related party      21,427
  Note payable - related party                               16,671
  Current portion of long-term debt                           5,554
                                                         __________

        Total Current Liabilities                            78,864

LONG-TERM DEBT, less current portion                         20,206
                                                         __________
       Total Liabilities                                     99,070
                                                         __________
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding                   -
  Common stock, $.001 par value, 20,000,000 shares
   authorized, 11,000,000 shares issued and outstanding      11,000

  Capital in excess of par value                                  -
  Retained earnings (deficit)                               (50,053)
                                                         __________
      Total Stockholders' Equity (Deficit)                  (39,053)
                                                         __________
                                                         $   60,017
                                                         __________

  The accompanying notes are an integral part of this financial statement.

                            WRAP-N-ROLL USA, INC.

                          STATEMENTS OF OPERATIONS


                                                        For the Years Ended
                                                             December 31,
                                                        _______________________
                                                         2001          2000
                                                        _________    __________


SALES REVENUE, net of returns, discounts and allowances $ 258,872    $      -

COST OF GOODS SOLD                                        196,765           -
                                                        __________   __________
GROSS PROFIT                                               62,107           -
                                                        __________   __________
EXPENSES:
  Selling                                                     925          116
  General and administrative                               96,859       10,584
                                                        __________   __________
     Total Expenses                                        97,784       10,700
                                                        __________   __________

LOSS BEFORE OTHER INCOME (EXPENSE)                        (35,677)     (10,700)
                                                        __________   __________

OTHER INCOME (EXPENSE):
  Gain on assignment of operating lease                     1,500            -
  Interest income - related party                             523            -
  Interest expense - related party                         (1,370)        (242)
  Interest and other expense                               (1,689)          -
                                                        __________   __________
     Total Other Income (Expense)                          (1,036)        (242)
                                                        __________   __________

LOSS BEFORE INCOME TAXES                                  (36,713)     (10,942)

CURRENT TAX EXPENSE                                            -            -

DEFERRED TAX EXPENSE                                           -            -
                                                        __________   __________

NET LOSS                                                $ (36,713)   $ (10,942)
                                                        __________   __________

LOSS PER COMMON SHARE                                   $    (.00)   $    (.00)
                                                        __________   __________


  The accompanying notes are an integral part of this financial statement.

                                  WRAP-N-ROLL USA, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                 FROM DECEMBER 31, 1999

                                THROUGH DECEMBER 31, 2001



                                     Preferred Stock         Common Stock       Capital in  Retained
                                  ____________________  ______________________  Excess of   Earnings
                                   Shares      Amount     Shares      Amount    Par Value   (Deficit)
                                  _________  _________  ___________  _________  _________  ___________

BALANCE, December 31,
  1999                                   -   $      -    11,000,000   $  11,000   $    -    $   (2,398)

Net loss for the year ended
  December 31, 2000                      -          -            -           -         -       (10,942)
                                  _________  _________  ___________  _________  _________  ___________

BALANCE, December 31,
  2000                                   -           -   11,000,000     11,000          -     (13,340)

Net loss for the year ended
  December 31, 2001                      -           -            -          -          -     (36,713)
                                  _________  _________  ___________  _________  _________  ___________
BALANCE, December 31,
  2001                                   -           -   11,000,000     11,000          -     (50,053)
                                  _________  _________  ___________  _________  _________  ___________





  The accompanying notes are an integral part of this financial statement.

                            WRAP-N-ROLL USA, INC.

                           STATEMENTS OF CASH FLOWS


                                                          For the Years Ended
                                                              December 31,
                                                         ______________________
                                                            2001        2000

                                                         __________  __________
Cash Flows From Operating Activities:
 Net loss                                                $ (36,713)  $ (10,942)
 Adjustments to reconcile net loss to net cash provided
 (used by) operating activities:
  Bad debt expense                                           2,269           -
  Depreciation expense                                       4,705           -
  Gain on assignment of operating lease                     (1,500)           -
  Non-cash expenses                                          2,400         -
  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable               (3,349)            -
   (Increase) in related party receivable                   (8,320)      (7,230)
   Increase in accounts payable and accrued expenses        33,802         1,589
   Increase in accounts payable
     and accrued expenses - related party                   21,909           242
                                                        __________    __________
     Net Cash Provided (Used) by Operating Activities       15,203       (16,341)
                                                        __________     __________

Cash Flows From Investing Activities:
  Payments for notes receivable                            (2,500)             -
  Payments for property and equipment                     (28,865)             -
                                                        __________     __________
     Net Cash Provided (Used) by Investing Activities     (31,365)             -
                                                        __________     __________

Cash Flows From Financing Activities:
  Proceeds from notes payable - related party               6,400         10,000
  Payments on notes payable - related party                (1,400)             -
  Proceeds from long-term debt                             28,865              -
  Payments on long-term debt                               (3,105)             -
                                                        __________     __________
     Net Cash Provided by Financing Activities             30,760         10,000
                                                        __________     __________

Net Increase (Decrease) in Cash                            14,598         (6,341)

Cash at Beginning of Period                                 3,059          9,400

                                                        __________     __________
Cash at End of Period                                    $ 17,657       $  3,059
                                                        __________     __________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                             $    556       $     -
    Income taxes                                         $      -       $     -


                                 [Continued]

                             WRAP-N-ROLL USA, INC.

                           STATEMENTS OF CASH FLOWS

                                 [Continued]


Supplemental Schedule of Noncash Investing and Financing Activities:

  For the year ended December 31, 2001:

     On April 21, 2001, an officer/shareholder of the Company paid $1,000 directly to a financing agency as part of a purchase agreement. In September 2001, the Company applied the payment against two notes receivable.

     On April 21, 2001, the Company assigned an operating lease to a financing agency as part of a purchase agreement. The Company recognized a gain of $1,500 on the assignment.

     On July 1, 2001, the Company extended a receivable of $15,027 into a note receivable.

     On August 1, 2001, the Company extended a note payable of $812, a note payable of $10,000 and the related accrued interest of $859 into a note payable of $16,671.

     In September 2001, the Company stated applying accrued rent and utilities/miscellaneous expenses directly against two notes receivable. During 2001, the Company applied expenses totaling $2,400 against the notes receivable.


  For the year ended December 31, 2000:

     On April 1, 2000, the Company extended a loan payable of $712 and its accrued interest of $100 into a note payable of $812.





  The accompanying notes are an integral part of this financial statement.

                             WRAP-N-ROLL USA, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Wrap-N-Roll USA, Inc. ("the Company") was organized under the laws of the State of Nevada on September 26, 1997 as Oxy General Corporation. Effective November 17, 2000, the Company changed its name from Oxy General Corporation to Wrap-N-Roll USA, Inc. The Company provides specialized advertising services to businesses of all sizes emphasizing large format digital printing on perforated and non-perforated vinyl substrates. Through use of a special non-corrosive, vinyl material with a patented adhesive made by 3M, the Company offers businesses the ability to wrap the exterior of buildings, windows and motor vehicles with an advertising message. In addition to the sale of its wrapping services, the Company also offers advertising services using wrapped property. Prior to 2001, the Company was considered a development stage company as defined by Statement of Financial Accounting Standard No. 7.

Property and Equipment - Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method and is based upon the estimated useful lives of the assets of five years [See Note 2].

Revenue Recognition - The Company's revenue comes primarily from the installation of advertising which is wrapped around a vehicle, window or building. Installation revenue is recognized upon completion of the installation. The Company also sells monthly advertising, typically with a term ranging from 1 month to 1 year. The advertising is displayed on vehicles owned or rented by the Company. Advertising revenue is recognized over the term of the advertising agreement using the straight-line method. The actual design, layout, printing and installation of the advertising are subcontracted out to third party vendors. These direct costs are recorded by the Company as cost of sales.

The Company has two joint agreements wherein the Company jointly shares advertising revenue with other entities. Revenue derived from joint agreements or from commission type agreements is recorded on a net basis. On a net basis, only the share of revenue belonging to the Company is recorded as revenue.

Advance payments and deposits, which are received up front by the Company, are deferred and recognized as revenue upon completion of the installation or upon delivery of the advertising.

Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 12].

Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

                           WRAP-N-ROLL USA, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification - The financial statements for years prior to December 31, 2001 have been reclassified to conform to the headings and classifications used in the December 31, 2001 financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

                                                             December 31,
                                                                 2001
                                                             ___________
         Vehicles                                            $    31,365
         Less: Accumulated depreciation                           (4,705)
                                                             ___________
         Net Property and Equipment                          $    26,660
                                                             ___________

Depreciation expense for the years ended December 31, 2001 and 2000 was $4,705 and $0, respectively.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following at:

                                                            December 31,
                                                                2001
                                                            ___________
       Accounts payable                                     $    30,701
       Accrued payroll, taxes and withholdings                    4,046
       Joint agreements revenues payable                            350
       Sales tax payable                                             80
       Interest payable                                              35
                                                            ___________
                                                             $   35,212
                                                            ___________

                           WRAP-N-ROLL USA, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTY

Accounts payable and accrued expenses to a related party consisted of the following:

                                                December 31,
                                                   2001
                                                ____________
Accrued payroll - related party                 $    20,723
Accrued interest - related party                      704
                                              ____________
                                              $    21,427
                                              ___________

NOTE 5 - LONG-TERM DEBT

Long-term debt consisted of the following at:

                                                December 31,
                                                   2001
                                                ____________
Note payable to financing agency for
60 months at an interest rate of 3%,
secured by a vehicle with a net book
value of $26,660                                $    25,760

Less: Current portion                                (5,554)
                                                ___________

                                        $    20,206
                                                ___________

Maturity of long-term debt for the years ended:

                     December 31,   Principal Due
                     ____________   ___________
                         2002       $    5,554
                         2003            5,706
                         2004            5,872
                         2005            6,046
                         2006            2,582
                                    ___________
                                    $   25,760
                                    ___________

Interest expense for long-term debt for the years ended December 31, 2001 and 2000 amounted to $556 and $0, respectively.

NOTE 6 - CAPITAL STOCK

Preferred stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at December 31, 2001.

                           WRAP-N-ROLL USA, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK [Continued]

Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001. At December 31, 2001, there were 11,000,000 shares issued and outstanding.

NOTE 7 - SALES REVENUE

Sales revenue consisted of the following for the years ended:

                                 December 31,   December 31,
                                    2001            2000
                                 ___________    ___________
Installation revenues            $   252,406    $       -
Advertising revenues                   8,175            -
Joint agreements revenues                660            -
 Less: Returns, discounts and
  allowances                          (2,369)           -
                                 ___________    ___________
Sales revenue, net of returns,
  discounts and allowances       $   258,872    $       -
                                 ___________    ___________

NOTE 8 - OPERATING LEASES

The Company had two cars under operating leases expiring in 2003. On April 21, 2001, the Company purchased a new van to replace one of the cars. To finance the purchase, an officer/shareholder/employee of the Company paid $1,000 to the financing agency. The Company also assigned the operating lease for the original car to the financing agency and the Company recognized a $1,500 gain on the assignment. The remaining $28,865 was financed through the financing agency at an interest rate of 3%.

Minimum future rental payments under the remaining non-cancelable operating lease having a remaining term in excess of one year as of December 31, 2001 for the years ended and in aggregate are:

                      December 31,              Amount
                      ____________            ___________
                          2002                $    3,473
                          2003                     2,894
                          2004                        -
                          2005                        -
                          2006                        -
                                              ___________
Total minimum future rental payments:         $    6,367
                                              ___________

Rental payments for the years ended December 31, 2001 and 2000 amounted to $4,021 and $1,706, respectively.

                           WRAP-N-ROLL USA, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2001, the Company has available unused operating loss carryforwards of approximately $50,100, which may be applied against future taxable income and which expire in various years through 2021.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $17,000 and $4,500 as of December 31, 2001 and 2000, respectively, with an offsetting valuation allowance of the same amount resulting in an increase in the valuation allowance of approximately $12,500 during the year ended December 31, 2001.

NOTE 10 - RELATED PARTY TRANSACTIONS

Receivable - As of June 30, 2001, an officer/shareholder of the Company had been advanced a total of $15,027 by the Company as a non-interest bearing loan. On July 1, 2001, the Company extended the receivable of $15,027 into a note receivable.

Notes Receivable - On July 1, 2001, the Company extended a receivable of $15,027 into a note receivable. On August 1, 2001 the Company signed a note receivable with an officer/shareholder of the Company for $2,500. Both notes accrue interest at 7% per annum and are due on demand. At December 31, 2001, accrued interest amounted to $523. During the year ended December 31, 2001, the Company applied rent and utilities/miscellaneous expenses totaling $2,400 and a $1,000 down payment made on behalf of the Company against the principal of the two notes, consequently, principal of $14,127 was owed at December 31, 2001 [See below and Note 13].

Purchase Agreement - On April 21, 2001, the Company purchased a new van for $31,365 to replace one of its leased cars. To finance the purchase, an officer/shareholder/employee of the Company paid a down payment of $1,000 to the financing agency. The Company also assigned the operating lease for the original car to the financing agency and recognized a $1,500 gain. The remaining $28,865 was financed through the financing agency in the name of the officer/shareholder/employee at an interest rate of 3%. The agreement was negotiated in the name of the officer/shareholder/employee to take advantage of certain conditions and financing arrangements that were unavailable to the Company since it had only recently begun operations and had incurred losses since inception. The Company then purchased the van from the officer/shareholder/employee on the same terms and conditions. The agreement requires the Company to make 60 monthly payments of $518 directly to the financing agency beginning June 8, 2001. At December 31, 2001, the Company owed $25,760 on the purchase of the van [See Note 5].

                           WRAP-N-ROLL USA, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS [Continued]

Notes Payable - As of July 31, 2001, the Company owed a shareholder of the Company $812 for a note payable due April 1, 2002 accruing interest at 10% per annum, $10,000 for a note payable due October 31, 2001 accruing interest at 10% per annum and $859 for interest that had accrued on the two notes payable. On August 1, 2001, the Company extended the notes and related accrued interest with an additional loan of $5,000 into a note payable of $16,671 due August 1, 2002. The note accrues interest at 10% per annum. Accrued interest amounted to $704 at December 31, 2001.

On April 24, 2001, the Company signed a $1,400 note payable to a shareholder of the Company. The note accrued interest at 10% per annum. On July 20, 2001, the Company repaid the note payable and accrued interest of $35 to the shareholder.

Management Compensation - For the year ended December 31, 2000, the Company did not pay any compensation to any officer/director of the Company. On January 1, 2001, the Company entered into an employment agreement with an officer/director/employee of the Company to pay $1,000 per month. On April 1, 2001, the Company increased the salary to $4,000 per month. During the year ended December 31, 2001, total compensation to the officer/director/shareholder amounted to $39,184 [See Note 13].

Office Space/Utilities - During the year ended December 31, 2000, the Company did not have a need to rent office space. On January 1, 2001, the Company entered into a rental/utilities agreement with an officer/director/employee of the Company allowing the Company to use office space in his home for the operations of the Company at a base rent of $100 per month. The Company also agreed to pay the officer/director/employee of the Company a base utilities/miscellaneous expense of $100 per month designated for but not limited to heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer, printer and any other office items needed for the operations of the Company, not currently being paid by the Company. On September 1, 2001, the company decided to begin paying the rent and utilities as funds are available. As of December 31, 2001, the Company had applied $2,400 in rent and utilities/miscellaneous expenses toward the two notes receivable from the officer/director/employee [See above and Note 13].

NOTE 11 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has current liabilities in excess of current assets, raising substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                           WRAP-N-ROLL USA, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 12 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:

                                                   For the Years Ended
                                                       December 31,
                                                _________________________
                                                   2001           2000
                                                __________     __________
     Loss from continuing operations available
     to common shareholders (numerator)         $  (36,713)    $  (10,942)
                                                __________     __________
     Weighted average number of common
     shares outstanding used in loss per share
     for the period (denominator)               11,000,000     11,000,000
                                                __________     __________

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 13 - COMMITMENTS AND AGREEMENTS

Employment Agreement - On January 1, 2001, the Company entered into an employment agreement with its sole officer and director. The agreement provided for a $1,000 per month salary for a period of three years commencing January 1, 2001. The expense was to accrue until the Company had achieved net income of $50,000 at which time the Company would pay 50% of its net income before tax towards reducing the accrued salary liability. On April 1, 2001, the Company increased the salary to $4,000 per month and decided to begin paying the salary as funds are available. During the year ended December 31, 2001, the Company accrued payroll of $20,723 and paid $18,461 to the officer/director/employee.

Employment Agreement - On August 1, 2001, the Company entered into an employment agreement with a new employee. The agreement provides for a $3,000 per month salary for a period of one year commencing August 1, 2001. During the year ended December 31, 2001, the Company accrued payroll of $1,582 and paid $13,846 to the employee.

Rental/Utilities Agreements - On January 1, 2001, the Company entered into rental and utilities agreements with its sole officer and director. The agreements provide for payment of $100 per month for rent and $100 per month for utilities and other incidentals on a month-to-month basis starting January 1, 2001. The rent was to accrue until the Company had achieved net income of $50,000, at which time the Company would pay 10% of its net income before tax towards reducing the accrued rent liability. The utilities portion was to accrue until the Company elected to make payment. On September 1, 2001, the company decided to begin paying the rent and utilities as funds are available [See Note 10]. During the year ended December 31, 2001, rent and utilities/miscellaneous expenses totaled $2,400 and were applied toward two notes receivable [See Note 10].

                           WRAP-N-ROLL USA, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND AGREEMENTS [Continued]

Joint Agreements - On May 14, 2001, the Company entered into a joint agreement with Jose Dicenzo ("JD") to provide advertising services. The Company provides advertisers and collection of payments. JD provides a fleet of vehicles available for wrapping, business referrals and vehicle wrapping. The Company and JD will evenly split the revenues. The agreement is for one year and may be extended or cancelled at any time by written mutual consent.
During the year ended December 31, 2001, the Company had no revenues as part of this agreement.

On June 11, 2001, the Company entered into a joint agreement with Newspaper Agency Corporation ("NAC") to provide advertising services. The Company provides advertisers, vehicle wrapping and collection of payments. NAC provides a fleet of vehicles available for wrapping and business referrals. The Company and NAC evenly split the revenues. The agreement is for one year and may be extended or cancelled at any time by written mutual consent. During the year ended December 31, 2001, the Company recognized $660 in revenues as part of this agreement.

NOTE 14 - CONCENTRATIONS OF CREDIT RISK

Significant Customer - During the year ended December 31, 2001, the Company had one customer that accounted for approximately 88% of the Company's revenues. The loss of this customer could adversely affect the Company's business and financial position.

Geographic Region - During the year ended December 31, 2001, all of the Company's sales and operations were located in and around Salt Lake City, Utah.

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
-----------------------------------------------------------------------------

The directors and executive officers currently serving us are as follows:

NAME                    AGE          POSITION HELD              SINCE
------                 -----        ---------------            -------

Cliff Halling            41         President, Secretary,        1999
                                     Treasurer and Director

     The directors named above will serve until our next annual meeting of stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors or in accordance with any employment agreement, the terms of which may be further described in this prospectus. There is no arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

     Our directors and officers will devote such time to our affairs on an "as needed" basis. As a result, the actual amount of time, which they will devote to our affairs, is unknown and is likely to vary substantially from month to month.

Biographical Information

     Cliff Halling has over ten years experience in management, marketing and training. Mr. Halling has been our president, secretary and sole director since June 1999. During this period he was employed as a sales person by Citybest.com, Inc., in Salt Lake City from March 2000 to August 2000, where he sold to local businesses the right to advertise themselves through the Citybest website, which aggregated listings for local businesses offering a variety of products and services. From July 1998 to June 1999, Mr. Halling owned and operated as a sole proprietorship DirectShop.Net - an Internet Web Site he developed to provide consumer exposure for retail firms. From June 1997 through July 1998, Mr. Halling was employed to research and evaluate real estate acquisitions for Canton Financial, a real estate and financial consulting firm in Salt Lake City, Utah. During this time Mr. Halling served from February 20, 1998 to May 1, 1998 on the Board of Directors of Flexweight Corporation, a shell public company seeking a business opportunity in which to participate. Mr. Halling resigned as a director before Flexweight acquired any interest in a business. From November 1995 through May 1997, Mr. Halling was employed by United Parcel Service, West Valley City, Utah, to train and supervise approximately 20 package examiners.

Section 16(a) Filing Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of Wrap-N-Roll and persons who own more than ten percent (10%) of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to Wrap-N-Roll. Based on the copies of filings received by Wrap-N-Roll, Cliff Halling, our sole officer, director, and beneficial owner of more than ten percent of the equity securities of Wrap-N-Roll registered pursuant to Section 12 of the Securities Exchange Act of 1934 was late in filing his Form 3, did not file a Form 4 reporting one sale of common stock to his relatives, and was late in filing a Form 5 where he reported the sale transaction to relatives, which he failed to file on Form 4.

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

-----------------------------------------------------------------------------
Item 10.   Executive Compensation.
-----------------------------------------------------------------------------

     We have only one executive officer, Cliff Halling who serves as our president, secretary, and treasurer. No compensation was paid to Mr. Halling for his services in any of the three fiscal years ended December 31, 2000, 1999, and 1998.

     On January 1, 2001, we entered into a three-year Employment Agreement with Cliff Halling for his services as president, secretary, and treasurer. Under the original agreement Mr. Halling received a monthly salary of $1,000, which we would accrue until we achieved net income of $50,000, at which time Wrap-N-Roll would pay 50 percent of net income before tax towards reducing the accrued salary. On April 1, 2001, we revised the agreement to provide for a monthly salary of $4,000, and agreed to begin paying salary as funds were available. Between April and the end of December 2001, we paid $18,461 to Mr. Halling, and at December 31, 2001, the amount of unpaid salary was $20,723. Under the Employment Agreement Mr. Halling is entitled to participate in any life insurance, stock option, retirement, pension, or profit-sharing programs we establish for the benefit of employees, but we have yet to establish any such benefits or plans and have no intention of doing so at the present time. Wrap-N-Roll has the right to terminate the Employment Agreement on thirty days written notice in the event of a sale of substantially all our assets, the sale or disposition of shares representing more than 50 percent of the outstanding common stock of Wrap-N-Roll, or a merger or consolidation after which our stockholders immediately prior to the transaction hold less than 50 percent of the issued and outstanding shares after the transaction.

     We have no "key person" life insurance coverage on the life of our sole officer and director, and have no present intention to purchase such coverage, due to its prohibitive cost.

-----------------------------------------------------------------------------
Item 11.   Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------------

     The following table sets forth, as of the date of this prospectus, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold five percent or more of our outstanding common stock. Also included are the shares held by all executive officers and directors as a group. The only person who holds more than five percent of our stock is our sole officer and director.

                              AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER      BENEFICIAL OWNER         PERCENT OF CLASS
------------------------      --------------------     ----------------

Cliff Halling                      9,990,000                90.8%
1056 East Platinum Way
Sandy, Utah 84094

All Executive Officers &
Directors as a Group
(One Person)                       9,990,000                90.8%

-----------------------------------------------------------------------------
Item 12.   Certain Relationships and Related Transactions.
-----------------------------------------------------------------------------

     Effective June 1, 1999, we issued to Cliff Halling, an officer and director, a total of 10,000,000 shares of common stock for $10,000 cash.

     During the fourth quarter of calendar year 2000, we made several non-interest bearing advances to Cliff Halling, our president, totaling $7,230. During the first six months of 2001 we made further advances totaling $12,797, and during this period $5,000 of the advances were repaid to us, so that the total amount of the outstanding advances was $15,027. On July 1, 2001, Mr. Halling issued to us a note in the principal amount of $15,027 bearing interest at the rate of seven percent per annum that is payable on demand to memorialize his obligation to Wrap-N-Roll. Mr. Halling paid $1,000 for our benefit to an unrelated financing agency in connection with the purchase of our new van in April 2001. This payment was applied to reduce his outstanding note obligation payable to us. In July 2001, we made further advances to Mr. Halling totaling $2,500, which are represented by a note in that amount dated August 1, 2001, bearing interest at the rate of seven percent per annum that is payable on demand. A payment of $2,400 due to Mr. Halling under our Rental/Utilities Agreement with him was applied to reduce his obligations to Wrap-N-Roll. Consequently, at December 31, 2001, Mr. Halling was indebted to us on the notes in the amount of $14,127, plus accrued interest of $523. During the year ended December 31, 2001, our receivables from Mr. Halling increased by $7,420 as a result of the advances made to him during that period and the interest accrued on the note dated August 1, 2001.

     During the year ended December 31, 2001, our accounts payable to Mr. Halling increased by $20,723 which is attributable entirely to salary that was accrued but not paid to Mr. Halling during the period.

     Wrap-N-Roll had two cars under operating leases expiring 2003. On April 21, 2001, we purchased a new van for $31,365 to replace one of the cars. To finance the purchase, Wrap-N-Roll assigned the operating lease for one of its original cars to an unrelated financing agency and recognized a $1,500 gain,

Cliff Halling paid $1,000 to the financing agency, and Mr. Halling obtained financing for the remaining $28,865 of the purchase price in his own name to take advantage of certain conditions and financing arrangements that were unavailable to us because we had only recently commenced operations and had incurred losses since inception. Mr. Halling then assigned all interest in the van and the financing obligation to us for no consideration other than assumption of the financing obligation. We are required to make 60 monthly payments of $518 directly to the financing agency, which began in June 2001.

     Effective January 1, 2001, we entered into a month-to-month Rental/Utilities Agreement with Cliff Halling for use of office space in his home at a base rent of $100 per month, which we would accrue until we achieved net income of $50,000, at which time Wrap-N-Roll would pay 10 percent of net income before tax towards reducing the accrued rent. We also agreed to pay a base utilities/miscellaneous expense of $100 per month for heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer use, and any other office items needed for the operations of Wrap-N-Roll, which we had the right to accrue until we decided to pay it. In September we decided to begin paying both the rent and utilities/miscellaneous expense, as funds are available.

     In September 1997, Wrap-N-Roll issued 1,000,000 shares to Ken Kurtz, our founding director, for services rendered in connection with our formation valued at $1,000. Consequently, Mr. Kurtz is a promoter with respect to Wrap-N-Roll. Mr. Kurtz has loaned funds to Wrap-N-Roll to cover administrative expenses. As of July 31, 2001, we had two notes payable to Mr. Kurtz in the total amount of $12,212. One note for $812 was due April 1, 2002. The second note for $10,000 was due October 31, 2001. Both notes accrued interest at 10 percent per annum. The third note for $1,400 was repaid in July 2001, with interest of $35. Accrued interest on the two notes amounted to $859 at July 31, 2001. On August 1, 2001, the first two notes, their related accrued interest, and an additional loan of $5,000 were extended into a new note in the principal amount of $16,671 accruing interest at the rate of 10 percent per annum that is due August 1, 2002. As a result of these transactions we realized proceeds from notes payable to Mr. Kurtz of $6,400 during the year ended December 31, 2001, consisting of a loan for $1,400 we repaid in July 2001 and the loan of $5,000. We further recognized interest expense on the notes payable to Mr. Kurtz of $1,370 for the year ended December 31, 2001. Accrued interest on the new note issued August 1, 2001 was $704 at December 31, 2001.

     In September 2001, Ken Kurtz entered into a plea agreement in a criminal case pending in the United States District Court, District of Nevada, case no. CR-S-00-193-KJD, pursuant to which he pled guilty to one criminal count of making a false income tax return with respect to his failure to report income on stock transactions effected through an off shore business entity.

-----------------------------------------------------------------------------
Item 13.   Exhibits and Reports on Form 8-K.
-----------------------------------------------------------------------------

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits, which is incorporated herein by reference.

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


                                   WRAP-N-ROLL USA, INC.


                                     /S/ CLIFF HALLING
                                   -----------------------------------
Date: April 15, 2002               By: Cliff Halling, President, Secretary
                                                       Treasurer, Director



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     /S/ CLIFF HALLING
                                   -----------------------------------
Date: April 15, 2002               By: Cliff Halling, Director

                               INDEX TO EXHIBITS
                             ---------------------

SEC Ref
No.       Page No.  Description
-------   --------  -----------

3.1       *1*       Articles of Incorporation of the Company, filed with
                    the State of Nevada on September 26, 1997.

3.2       *2*       Certificate of Amendment of Articles of Incorporation,
                    filed with the State of Nevada on October 19, 2000, but effective November 17, 2000.

3.3       *1*       Bylaws of the Company.

5.1       *6*       Opinion and consent of Lehman Walstrand & Associates,
                    LLC.

10.1      *3*       Promissory Note dated April 1, 2000 executed by the
                    Company.

10.2      *4*       Promissory Note dated November 1, 2000 executed by the
                    Company.

10.3      *5*       Employment Agreement by and between the Company and
                    Cliff Halling dated January 1, 2001.

10.4      *5*       Rental/Utilities Agreement by and between the Company
                    and Cliff Halling dated January 1, 2001.

10.5      *7*       Promissory Note dated July 1, 2001 executed by the
                    Company.

10.6      *7*       Promissory Note dated August 1, 2001 executed by the
                    Company.

10.7      *7*       Amended Employment Agreement by and between the
                    Company and Cliff Halling dated April 1, 2001.

10.8      *8*       Joint Agreement with Jose Dicenzo dated May 14, 2001.

10.9      *8*       Joint Agreement with Newspaper Agency Corporation
                    dated June 11, 2001.

10.10     *8*       Form of Wrap-N-Roll Service Agreement.

10.11     *9*       Employment Agreement by and between the Company and
                    Derek Williams dated August 1, 2001.

10.12     *9*       Rental/Utilities Agreement by and between the Company
                    and Cliff Halling dated September 1, 2001.

10.13     *9*       Note Receivable in the form of a Promissory Note dated
                    August 1, 2001 executed by the Company.


*1* The listed exhibits are incorporated herein by this reference to the Registration Statement on Form 10-SB, filed by the Company with the Securities and Exchange Commission on February 10, 2000.

*2* The listed exhibit is incorporated herein by this reference to the Annual Report on Form 10-KSB for the calendar year ended December 31, 2000, filed by the Company with the Securities and Exchange Commission on April 12, 2001.

*3* The listed exhibit is incorporated herein by this reference to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000, filed by the Company with the Securities and Exchange Commission on August 14, 2000.

*4* The listed exhibit is incorporated herein by this reference to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, filed by the Company with the Securities and Exchange Commission on November 9, 2000.

*5* The listed exhibits are incorporated herein by this reference to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, filed by the Company with the Securities and Exchange Commission on May 16, 2001.

*6* The listed exhibit is incorporated herein by this reference to the Registration Statement on Form SB-2, filed by the Company with the Securities and Exchange Commission on July 10, 2001.

*7* The listed exhibits are incorporated herein by this reference to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed by the Company with the Securities and Exchange Commission on August 20, 2001.

*8* The listed exhibits are incorporated herein by this reference to Amendment No. 1 of the Registration Statement on Form SB-2/A, filed by the Company with the Securities and Exchange Commission on October 9, 2001.

*9* The listed exhibits are incorporated herein by this reference to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by the Company with the Securities and Exchange Commission on November 19, 2001.