Form 10QSB
period 2002-03-31
WRAP N ROLL USA INC
filed 2002-05-20
CIK 1105858

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002.

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

     As of May 16, 2002, there were 11,000,000 shares of common stock issued and outstanding.

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


                              TABLE OF CONTENTS
                            ---------------------

                                                                       PAGE
                                                                      ------

                        PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . 3


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. . . 4



                         PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 7


ITEM 2.   CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . . 7


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . 7


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . 7


ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 7


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . 8


     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

                                    PART I

ITEM 1.   FINANCIAL STATEMENTS

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





                    [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   CONTENTS

                                                                PAGE
                                                               ------

  --    Unaudited Condensed Balance Sheets,
           March 31, 2002 and December 31, 2001                   F-2


  --    Unaudited Condensed Statements of Operations,
           for the three months ended March 31, 2002
           and 2001                                               F-3


  --    Unaudited Condensed Statements of Cash Flows,
           for the three months ended March 31, 2002
           and 2001                                               F-4


  --    Notes to Unaudited Condensed Financial Statements  F-5 - F-13

                                  WRAP-N-ROLL USA, INC.

                           UNAUDITED CONDENSED BALANCE SHEETS


                                        ASSETS

                                                               March 31,       December 31,
                                                                 2002              2001
                                                             -------------    -------------
CURRENT ASSETS:
     Cash in bank                                           $        2,681           17,657
     Accounts receivable, net of allowance for doubtful
       accounts of $0 and $1,819, respectively                         127            1,050
     Related party receivable                                          763              523
     Notes receivable - related party                               13,527           14,127
                                                             -------------    -------------
            Total Current Assets                                    17,098           33,357

PROPERTY AND EQUIPMENT, net                                         25,092           26,660
                                                             -------------    -------------
                                                             $      42,190    $      60,017
                                                             =============    =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                  $       44,905           35,212
     Accounts payable and accrued expenses - related
       party                                                        24,352           21,427
     Note payable - related party                                   16,671           16,671
     Current portion of long-term debt                               5,592            5,554
                                                             -------------    -------------
            Total Current Liabilities                               91,520           78,864

LONG-TERM DEBT, less current portion                                18,793           20,206
                                                             -------------    -------------
            Total Liabilities                                      110,313           99,070
                                                             -------------    -------------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value, 5,000,000 shares
       authorized, no shares issued and outstanding                    -                -
     Common stock, $.001 par value, 20,000,000 shares
       authorized, 11,000,000 shares issued and
       outstanding                                                  11,000           11,000
     Capital in excess of par value                                    -                -
     Retained earnings (deficit)                                   (79,123)         (50,053)
                                                             -------------    -------------
            Total Stockholders' Equity (Deficit)                   (68,123)         (39,053)
                                                             -------------    -------------
                                                             $      42,190    $      60,017
                                                             =============    =============


Note: The Balance Sheet of December 31, 2001 was taken from the auditedfinancial statements at that date and condensed.


The accompanying notes are an integral part of these unaudited condensed financial statements.

                                  WRAP-N-ROLL USA, INC.

                       UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                                                      For the Three
                                                                      Months Ended
                                                                        March 31,
                                                                  2002             2001
                                                             -------------    -------------
SALES REVENUE, net of returns, discounts and allowances      $      13,603    $       1,105

COST OF GOODS SOLD                                                  10,573            3,502
                                                             -------------    -------------
GROSS PROFIT (LOSS)                                                  3,030           (2,397)
                                                             -------------    -------------
EXPENSES:
     General and administrative                                     31,389            4,664
                                                             -------------    -------------
            Total Expenses                                          31,389            4,664
                                                             -------------    -------------

LOSS BEFORE OTHER INCOME (EXPENSE)                                 (28,359)          (7,061)
                                                             -------------    -------------

OTHER INCOME (EXPENSE):
     Interest income - related party                                   240              -
     Interest expense - related party                                 (534)            (270)
     Interest and other expense                                       (417)             -
                                                             -------------    -------------
            Total Other Income (Expense)                              (711)            (270)
                                                             -------------    -------------

LOSS BEFORE INCOME TAXES                                           (29,070)          (7,331)

CURRENT TAX EXPENSE                                                    -                -

DEFERRED TAX EXPENSE                                                   -                -
                                                             -------------    -------------

NET LOSS                                                     $     (29,070)   $      (7,331)
                                                             -------------    -------------

LOSS PER COMMON SHARE                                        $        (.00)   $        (.00)
                                                             -------------    -------------




The accompanying notes are an integral part of these unaudited condensed financial statements.

                                           WRAP-N-ROLL USA, INC.

                              UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    For the Three
                                                                                    Months Ended
                                                                                     March 31,
                                                                                2002             2001
                                                                           -------------    -------------
Cash Flows From Operating Activities:
     Net loss                                                             $      (29,070)   $      (7,331)
     Adjustments to reconcile net loss to net cash used by
       operating activities:
        Depreciation expense                                                       1,568              -
        Non-cash expenses                                                            600              -
        Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                                 923             (221)
          (Increase) decrease in related party receivable                           (240)           1,260
          Increase (decrease) in accounts payable and accrued expenses             9,693             (352)
          Increase in accounts payable and accrued expenses - related party        2,925            3,870
                                                                           -------------    -------------
          Net Cash (Used) by Operating Activities                                (13,601)          (2,774)
                                                                           -------------    -------------

Cash Flows From Investing Activities                                                 -                -
                                                                           -------------    -------------
          Net Cash Provided by Investing Activities                                  -                -
                                                                           -------------    -------------

Cash Flows From Financing Activities:
     Payments on long-term debt                                                   (1,375)             -
                                                                           -------------    -------------
          Net Cash (Used) by Financing Activities                                 (1,375)             -
                                                                           -------------    -------------
Net Increase (decrease) in Cash                                                  (14,976)          (2,774)

Cash at Beginning of Period                                                       17,657            3,059
                                                                           -------------    -------------

Cash at End of Period                                                      $       2,681    $         285
                                                                           -------------    -------------

Supplemental Disclosures of Cash Flow Information:

     Cash paid during the period for:
        Interest                                                           $         179    $         -
        Income taxes                                                       $         -      $         -

Supplemental Schedule of Noncash Investing and Financing Activities:

     For the three months ended March 31, 2002:
         The Company applied expenses totaling $600 against notes receivable.

     For the three months ended March 31, 2001:
         None



The accompanying notes are an integral part of these unaudited condensed financial statements.

                            WRAP-N-ROLL USA, INC.

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Wrap-N-Roll USA, Inc. ("the Company") was organized under the laws of the State of Nevada on September 26, 1997 as Oxy General Corporation. Effective November 17, 2000, the Company changed its name from Oxy General Corporation to Wrap-N-Roll USA, Inc. The Company provides specialized advertising services to businesses of all sizes emphasizing large format digital printing on perforated and non-perforated vinyl substrates. Through use of a special non-corrosive, vinyl material with a patented adhesive made by 3M, the Company offers businesses the ability to wrap the exterior of buildings, windows and motor vehicles with an advertising message. In addition tothe sale of its wrapping services, the Company also offers advertising services using wrapped property.

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

     Property and Equipment - Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method and is based upon the estimated useful lives of the assets of five years [See Note 2].

     Revenue Recognition - The Company's revenue comes primarily from the installation of advertising which is wrapped around a vehicle, window or building. Installation revenue is recognized upon completion of the installation. The Company also sells monthly advertising, typically with a term ranging from 1 month to 1 year. The advertising is displayed on vehicles owned or rented by the Company. Advertising revenue is recognized over the term of the advertising agreement using the straight-line method. The actual design, layout, printing and installation of the advertising are subcontracted out to third party vendors. These direct costs are recorded by the Company as cost of goods sold.

     The Company has joint agreements wherein the Company jointly shares advertising revenue with other entities. Revenue derived from joint agreements or from commission type agreements is recorded on a net basis. On a net basis, only the share of revenue belonging to the Company is recorded as revenue.

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

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

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

     Reclassification - The financial statements for periods prior to March 31, 2002 have been reclassified to conform to the headings and classifications used in the March 31, 2002 financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at:

                                               March 31,       December 31,
                                                 2002              2001
                                              -----------     -------------
           Vehicles                           $    31,365     $      31,365
           Less: Accumulated depreciation          (6,273)           (4,705)
                                              -----------     -------------
           Net Property and Equipment         $    25,092     $      26,660
                                              -----------     -------------

     Depreciation expense for the three months ended March 31, 2002 and 2001 was $1,568 and $0, respectively.

                            WRAP-N-ROLL USA, INC.

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following at:

                                                March 31,       December 31,
                                                  2002              2001
                                               -----------     -------------
          Accounts payable                     $    38,746     $      30,701
          Accrued payroll, taxes and
          withholdings                               5,089             4,046
          Joint agreements revenues payable            589               350
          Sales tax payable                            446                80
          Interest payable                              35                35
                                               -----------     -------------
                                               $    44,905     $      35,212
                                               -----------     -------------

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTY

     Accounts payable and accrued expenses to a related party consisted of the following at:

                                                March 31,       December 31,
                                                  2002              2001
                                               -----------     -------------
         Accrued payroll - related party       $    23,231     $      20,723
         Accrued interest - related party            1,121               704
                                               -----------     -------------
                                               $    24,352     $      21,427
                                               -----------     -------------

NOTE 5 - LONG-TERM DEBT

     Long-term debt consisted of the following at:

                                                March 31,       December 31,
                                                  2002              2001
                                               -----------     -------------
         Note payable to financing agency for
         60 months at an interest rate of 3%,
         secured by a vehicle with a net book
         value of $25,092                     $     24,385     $      25,760

         Less: Current portion                      (5,592)           (5,554)
                                               -----------     -------------
                                               $    18,793     $      20,206
                                               -----------     -------------

                            WRAP-N-ROLL USA, INC.

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 5 - LONG-TERM DEBT [Continued]

     Maturity of long-term debt for the twelve month periods ended:

                     March 31,                   Principal Due
                     -----------                  -------------
                        2003                      $       5,592
                        2004                              5,745
                        2005                              5,915
                        2006                              6,089
                        2007                              1,044
                                                  -------------
                                                  $      24,385
                                                  -------------

     Interest expense for long-term debt for the three months ended March 31, 2002 and 2001 amounted to $179 and $0, respectively.

NOTE 6 - CAPITAL STOCK

     Preferred stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at March 31, 2002 and December 31, 2001.

     Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001. At March 31, 2002 and December 31, 2001, there were 11,000,000 shares issued and outstanding.

NOTE 7 - SALES REVENUE

     Sales revenue consisted of the following for the three months ended:

                                             March 31,       December 31,
                                               2002              2001
                                            -----------     -------------
          Installation revenues             $     7,164     $       1,105
          Advertising revenues                    6,025               -
          Joint agreements revenues                 414               -
          Less: Returns, discounts and
              allowances                            -                 -
                                            -----------     -------------
          Sales revenue, net of returns,
              discounts and allowances      $    13,603     $       1,105
                                            -----------     -------------

                            WRAP-N-ROLL USA, INC.

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


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

     Minimum future rental payments under the remaining non-cancelable operating lease having a remaining term in excess of one year as of March 31, 2002 for the twelve month periods ended and in aggregate are:

                      March 31,                   Amount
                     -----------                 -----------
                        2003                     $     3,473
                        2004                           2,026
                        2005                             -
                        2006                             -
                        2007                             -
                                                 -----------
     Total minimum future rental payments:       $     5,499
                                                 -----------

     Rental payments for the three months ended March 31, 2002 and 2001 amounted to $868 and $1,137, respectively.

NOTE 9 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2002, the Company has available unused operating loss carryforwards of approximately $79,100, which may be applied against future taxable income and which expire in various years through 2022.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $27,000 and $17,000 as of March 31, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount resulting in an increase in the valuation allowance of approximately $10,000 during the three months ended March 31, 2002.

                            WRAP-N-ROLL USA, INC.

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 10 - RELATED PARTY TRANSACTIONS

     Receivable - As of June 30, 2001, an officer/shareholder of the Company had been advanced a total of $15,027 by the Company as a non-interest bearing loan. On July 1, 2001, the Company extended the receivable of $15,027 into a note receivable.

     Notes Receivable - On July 1, 2001, the Company extended a receivable of $15,027 into a note receivable. On August 1, 2001 the Company signed a note receivable with an officer/shareholder of the Company for $2,500. Both notes accrue interest at 7% per annum and are due on demand. At March 31, 2002, accrued interest amounted to $763. As of March 31, 2002, the Company had applied rent and utilities/miscellaneous expenses totaling $3,000 and a $1,000 down payment made on behalf of the Company against the principal of the two notes, resulting in principal of $13,527 owed at March 31, 2002 [See below and Note 13].

     Purchase Agreement - On April 21, 2001, the Company purchased a van for $31,365 to replace one of its leased cars. To finance the purchase, an officer/shareholder/employee of the Company paid a down payment of $1,000 to the financing agency. The Company also assigned the operating lease for the original car to the financing agency and recognized a $1,500 gain. The remaining $28,865 was financed through the financing agency in the name of the officer/shareholder/employee at an interest rate of 3%. The agreement was negotiated in the name of the officer/shareholder/employee to take advantage of certain conditions and financing arrangements that were unavailable to the Company since it had only recently begun operations and had incurred losses since inception. The Company then purchased the van from the officer/shareholder/employee on the same terms and conditions. The agreement requires the Company to make 60 monthly payments of $518 directly to the financing agency beginning June 8, 2001. At March 31, 2002, the Company owed $24,385 on the purchase of the van [See Note 5].

     Notes Payable - As of July 31, 2001, the Company owed a shareholder of the Company $812 for a note payable due April 1, 2002 accruing interest at 10% per annum, $10,000 for a note payable due October 31, 2001 accruing interest at 10% per annum and $859 for interest that had accrued on the two notes payable. On August 1, 2001, the Company extended the notes and related accrued interest with an additional loan of $5,000 into a note payable of $16,671 due August 1, 2002. The note accrues interest at 10% per annum. Accrued interest amounted to $1,121 at March 31, 2002.

     On April 24, 2001, the Company signed a $1,400 note payable to a shareholder of the Company. The note accrued interest at 10% per annum. On July 20, 2001, the Company repaid the note payable and accrued interest of $35 to the shareholder.

     Management Compensation - For the year ended December 31, 2000, the Company did not pay any compensation to any officer/director of the Company. On January 1, 2001, the Company entered into an employment agreement with an officer/director/employee of the Company to pay $1,000 per month. On April 1, 2001, the Company increased the salary to $4,000 per month. During the three months ended March 31, 2002 and 2001, total compensation to the officer/director/shareholder amounted to $12,234 and $3,000, respectively [See Note 13].

                            WRAP-N-ROLL USA, INC.

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 10 - RELATED PARTY TRANSACTIONS [Continued]

     Office Space/Utilities - During the year ended December 31, 2000, the Company did not have a need to rent office space. On January 1, 2001, the Company entered into a rental/utilities agreement with an officer/director/employee of the Company allowing the Company to use office space in his home for the operations of the Company at a base rent of $100 per month. The Company also agreed to pay the officer/director/employee of the Company a base utilities/miscellaneous expense of $100 per month designated for but not limited to heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer, printer and any other office items needed for the operations of the Company, not currently being paid by the Company. On September 1, 2001, the company decided to begin paying the rent and utilities as funds are available. During the three months ended March 31, 2002 and 2001, the Company expensed $600 and $600, respectively, as rent and utilities/miscellaneous expenses which have been applied against the principal of two notes receivable from the officer/director/employee [See above and Note 13].

NOTE 11 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has current liabilities in excess of current assets, raising substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 12 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share for the periods presented:

                                                        For the Three
                                                        Months Ended
                                                          March 31,
                                                     2002           2001
                                                 -----------    ------------
     Loss from continuing operations available
     to common shareholders (numerator)          $   (29,070)  $      (7,331)

     Weighted average number of common
     shares outstanding used in loss per share
     for the period (denominator)                 11,000,000      11,000,000
                                                 -----------   -------------

     Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

                            WRAP-N-ROLL USA, INC.

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 13 - COMMITMENTS AND AGREEMENTS

     Employment Agreement - On January 1, 2001, the Company entered into an employment agreement with its sole officer and director. The agreement provided for a $1,000 per month salary for a period of three years commencing January 1, 2001. The expense was to accrue until the Company had achieved net income of $50,000 at which time the Company would pay 50% of its net income before tax towards reducing the accrued salary liability. On April 1, 2001, the Company increased the salary to $4,000 per month and decided to begin paying the salary as funds are available. During the three months ended March 31, 2002 and 2001, respectively, the Company accrued payroll of $3,003 and $3,000 and paid $9,231 and $0 to the officer/director/employee.

     Employment Agreement - On August 1, 2001, the Company entered into an employment agreement with an employee. The agreement provides for a $3,000 per month salary for a period of one year commencing August 1, 2001. During the three months ended March 31, 2002 and 2001, respectively, the Company accrued payroll of $1,385 and $0 and paid $6,923 and $0 to the employee.

     Rental/Utilities Agreements - On January 1, 2001, the Company entered into rental and utilities agreements with its sole officer and director. The agreements provide for payment of $100 per month for rent and $100 per month for utilities and other incidentals on a month-to-month basis starting January 1, 2001. The rent was to accrue until the Company had achieved net income of $50,000, at which time the Company would pay 10% of its net income before tax towards reducing the accrued rent liability. The utilities portion was to accrue until the Company elected to make payment. On September 1, 2001, the company decided to begin paying the rent and utilities as funds are available [See Note 10]. During the three months ended March 31, 2002 and 2001, respectively, rent and utilities/miscellaneous expenses totaled $600 and $600 and were applied toward two notes receivable [See Note 10].

     Joint Agreements - On May 14, 2001, the Company entered into a joint agreement with Jose Dicenzo ("JD") to provide advertising services. The Company was to provide advertisers and collection of payments. JD was to provide a fleet of vehicles available for wrapping, business referrals and vehicle wrapping. The Company and JD would evenly split the revenues. The agreement was for one year and was not extended. No revenues were generated as part of this agreement.

     On June 11, 2001, the Company entered into a joint agreement with Newspaper Agency Corporation ("NAC") to provide advertising services. The Company provides advertisers, vehicle wrapping and collection of payments. NAC provides a fleet of vehicles available for wrapping and business referrals. The Company and NAC evenly split the revenues. The agreement is for one year and may be extended or cancelled at any time by written mutual consent. During the three months ended March 31, 2002 and 2001, respectively, the Company recognized $350 and $0 in revenues as part of this agreement.

                            WRAP-N-ROLL USA, INC.

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 13 - COMMITMENTS AND AGREEMENTS [Continued]

     The Company is currently negotiating a joint agreement with the Standard Examiner ("SE") to provide advertising services. The Company is expected to provide advertisers, vehicle wrapping and collection of payments. SE is expected to provide a fleet of vehicles available for wrapping and business referrals. The Company and SE are expected to evenly split the revenues. The agreement is expected to be for six months. The Company has started providing services based on the anticipated agreement. During the three months ended March 31, 2002 and 2001, respectively, the Company recognized $64 and $0 in revenues as part of the anticipated agreement.

NOTE 14 - CONCENTRATIONS OF CREDIT RISK

     Significant Customers - During the three months ended March 31, 2002, the Company had four customers that accounted for approximately 81% of the Company's revenues. The following table lists the percent of sales made to each customer that accounted for 10% or more of total sales during the three months ended March 31, 2002:

           Customer A           25%
           Customer B           20%
           Customer C           18%
           Customer D           18%

     The loss of these significant customers could adversely affect the Company's business and financial position.

     Geographic Region - During the three months ended March 31, 2002, all of the Company's sales and operations were located in and around Salt Lake City, Utah.

NOTE 15 - SUBSEQUENT EVENT

     Note Payable - On April 15, 2002, the Company signed a $5,000 note payable to an entity controlled by a shareholder of the Company. The note accrues interest at 10% per annum and is due on demand.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

     Wrap-N-Roll is a marketing company for specialty advertising in the form of large format digital printing on perforated and non-perforated vinyl substrates that can be applied to the exterior of buildings, windows, and motor vehicles. We began this business in October 2000, but did not realize any revenue from the business until the first quarter of 2001. Before then we had no business operations, so our specialty advertising business is a new venture.

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

     Our operations recently commenced at the end of 2000 and we do not have a history of operations from which we can evaluate our ability to generate revenue at sufficient levels to sustain and develop our operations without outside financing. We emphasize that it is management's belief alone regarding the potential market for our advertising product that serves as the basis for pursuing this business. Furthermore, 81 percent of our sales revenue during the first three months of 2002 was derived from four customers, so that the loss of these customers or a substantial reduction in its orders for our advertising product would result in a substantial reduction in our sales revenue. If our belief about the market for our product is wrong, then our sales revenues will likely stagnate or decrease and our ability to sustain and develop the business will be substantially impaired. In these circumstances we would likely need to seek outside financing to sustain our operations, and we do not know whether financing would be available on acceptable terms. The foregoing factors raise substantial doubt about our ability to continue as a going concern.

Results of Operations
Three Months Ended March 31, 2002 and 2001

     For the three months ended March 31, 2002 and 2001, Wrap-N-Roll had sales revenue of $13,603 and $1,105, respectively. The increase in sales revenue is a result of implementing our principal business operations, which resulted in increased sales revenue in 2002.

Our average monthly revenue rate over the first three months of 2002 was approximately $4,534. Our goal is to increase monthly revenue by at least 10 percent each month over the next 12 months. At present our marketing effort is limited to personal sales calls we initiate with business owners in the Salt Lake City metropolitan area. We have set as a sales goal an average of 20 van advertising installations and 10 installations on other vehicles per month. We have not implemented any other form of advertising or marketing for our advertising product and believe we can achieve our sales goals over the next 12 months with direct sales efforts. We believe the revenue we generate internally from marketing our specialty advertising products with our current personnel and resources will be adequate to cover our costs of production and operating expenses through the next 12 months.

     For the three months ended March 31, 2002, our cost of goods sold was $10,573, or 78% percent of sales revenue. Cost of goods sold includes the cost of production of the advertising material we sell and its installation.

     General and administrative expenses and selling expense were $31,389 for the three month period ended March 31, 2002, compared to $4,664 for the three month period ended March 31, 2001. The increase in these expenses is a result of implementing our principal business operations, which resulted in a substantial increase in operating expenses.

     Our operating expenses consist primarily of salary for our two employees, office expenses, and professional fees. The total salary accrued for and paid to Cliff Halling, our president, was $12,234 through March 31, 2002, or 90% percent of sales revenue, and his monthly salary is $4,000 through the remainder of 2002. We pay to our sales person a salary of $3,000 per month, which began in August 2001. Our vehicle leasing and purchase obligations total $807 per month, which includes approximately $300 payable over a three-year term for the leased vehicle and the remainder payable over a five-year term for the vehicle being purchased. Our office rent and utilities through the first three months of 2002 was $600, and we expect our office expense will remain at a rate of approximately $200 per month through the end of 2002. Professional fees were $3,400 during the first three months of 2002.

     Wrap-N-Roll had two cars under operating leases expiring 2003. On April 21, 2001, we purchased a new van to replace one of the cars. To finance the purchase, Cliff Halling, our sole officer and director, paid $1,000 to the financing agency. This payment made by Mr. Halling for our benefit was applied to reduce his outstanding obligations payable to us. Wrap-N-Roll also assigned the operating lease for the original car to the financing agency and recognized a $1,500 gain on the assignment. The remaining $28,865 was financed through an unrelated financing agency at an interest rate of 3 percent.

     Interest expense for the three-month periods ended March 31, 2002 and 2001, was $951 and $270, respectively. We also recognized interest income of $240 for the three-month period ended March 31, 2002, on a note receivable from Cliff Halling.

     As a result of the foregoing factors, Wrap-N-Roll realized a net loss of $29,070 for the three-month period ended March 31, 2002, compared to a net loss of $7,331 for the three-month period ended March 31, 2001.

    ********************************************************************
               CALENDAR YEARS ENDED DECEMBER 31, 2001 AND 2000
    ********************************************************************

     The Company had $258,872 in revenue for the calendar year ended December 31, 2001 and no revenues for the calendar year ended December 31, 2000. The Company incurred $36,713 in net operating losses for the calendar year ended December 31, 2001 as compared to $10,942 in net operating losses for the calendar year ended December 31, 2000.

     The net operating loss for all periods resulted primarily from general and administrative expenses and interest expense. The net loss per share for each period was $0.00 per share.

     General and administrative expenses for all periods ended consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $96,859 for the calendar year ended December 31, 2001 and $10,584 for the calendar year ended December 31, 2000.

     Selling expenses for the calendar year ended December 31, 2001 and 2000 were $925 and $116 respectively.

     Interest expense for the calendar year ended December 31, 2001 and 2000 was $3,059 and $242 respectively. Interest was accrued on notes payable to a related party in the principal amount of $10,812. These notes payable and related accrued interest of $859 were rolled into a new one-year related party note payable, due on August 1, 2002, and bears interest at 10% per annum. Interest was accrued on the note payable in the amount of $704 at December 31, 2001.

     For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, expenses associated with registration under the Securities Exchange Act of 1934, as amended, and expenses associated with its new business plan, as described herein.

Liquidity and Capital Resources

     At March 31, 2002, we had a working capital deficit of $74,422, compared to a working capital deficit of $9,671 at March 31, 2001.

     Current assets consist primarily of cash in the amount of $2,681, accounts receivable of $127, and notes receivable and accrued interest from Cliff Halling, our president and sole director, in the amount of $14,290. Prior to July 2001, Wrap-N-Roll advanced a total of $15,027 to Mr. Halling, which is represented by a note payable to Wrap-N-Roll bearing interest at 7 percent per annum and due on demand. We made a further advance to Mr. Halling in the amount of $2,500 represented by a note dated August 1, 2001, bearing interest at 7 percent per annum and due on demand. Mr. Halling has repaid $3,237 on the notes, so that the outstanding balance at March 31, 2002, was $13,527 with accrued interest of $763. We do not have any present intention of making further advances to Mr. Halling.

     Current liabilities consist primarily of $44,905 in accounts payable and accrued expenses, $23,231 of accrued payroll due to Cliff Halling, $16,671 on a note payable to Ken Kurtz, a stockholder, and $5,592 of current portion on long-term debt incurred to purchase our van. Ken Kurtz loaned to us $712 through April 2000, $10,000 in November 2000, $1,400 in April 2001, and $5,000
in August 2001. These funds were used to fund our working capital needs. The loan for $1,400 was repaid, with interest, in July 2001. The remaining loans and their accrued interest were restructured as a new note in August 2001 in the principal amount of $16,671 bearing interest of 10 percent per annum and due on August 1, 2002. Accrued interest on this note at March 31, 2002 was $1,121. On April 15, 2002, the Company signed a $5,000 note payable to an entity controlled by a shareholder of the Company. The note accrues interest at 10% per annum and is due on demand.

     Long-term debt at March 31, 2002, consisted of $18,793 due an unrelated finance company that provided the financing on our van. The obligation is payable in monthly installments over a term of five years commencing in April 2001, bears interest at three percent per annum, and is secured by our van with a net book value of $25,092.

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

     Wrap-N-Roll began generating sales revenue from its business operations since the beginning of 2001. Consequently, we do not have a history of operations that allows us to predict with any certainty whether our sales will continue at current levels or increase over the next 12 months. Assuming we can maintain our current level of sales revenue, we believe we can fund our operations internally over the next 12 months. However, 81 percent of our sales revenue in the three-month period ended March 31,2002 was derived from four customers so a substantial reduction in orders from these customers that we are unable to make up with new sales would severely affect our operations and impair our ability to continue as a going concern. We currently have an agreement with one customer, the Newspaper Agency Corporation, for a term of one year expiring in June 2002, but can be terminated by either party at any time. We believe our relationship with the Newspaper Agency Corporation is good, and have no reason to believe the agreement will not continue through June of 2002. We are currently negotiating a joint agreement with the Standard Examiner to provide advertising services. The agreement is expected to be for six months. During the three months ended March 31, 2002 the Company recognized $64 in revenues as part of the anticipated agreement.

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

ITEM 1.   LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.


ITEM 2.   CHANGES IN SECURITIES

     Not Applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.


ITEM 5.   OTHER INFORMATION

     Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

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


                                   WRAP-N-ROLL USA, INC.


                                     /S/ CLIFF HALLING
                                   -----------------------------------
Date: May 17, 2002              By: Cliff Halling, President, Secretary
                                                     Treasurer, Director

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

10.9           *8*       Joint Agreement with Newspaper Agency Corporation
                         dated June 11, 2001.

10.10     *8*       Form of Wrap-N-Roll Service Agreement.

10.11     *9*       Employment Agreement by and between the Company and
                    Derek Williams dated August 1, 2001.

10.12     *9*       Rental/Utilities Agreement by and between the Company
                    and Cliff Halling dated September 1, 2001.

10.13     *9*       Note Receivable in the form of a Promissory Note Dated
                    August 1, 2001 executed by the Company.

10.14          11        Note Payable in the form of a Promissory Note Dated
                         April 15, 2002 executed by the Company.

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