Form 10QSB/A
period 2002-03-31
WRAP N ROLL USA INC
filed 2002-05-21
CIK 1105858

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-QSB/A
                            (Amendment No. 1)

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. . . 17



                         PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 20


ITEM 2.   CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . . 20


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . 20


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . 20


ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 20


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . 21


     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

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





                    [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   CONTENTS

                                                                PAGE
                                                               ------

  --    Unaudited Condensed Balance Sheets,
           March 31, 2002 and December 31, 2001                   5


  --    Unaudited Condensed Statements of Operations,
           for the three months ended March 31, 2002
           and 2001                                               6


  --    Unaudited Condensed Statements of Cash Flows,
           for the three months ended March 31, 2002
           and 2001                                               7


  --    Notes to Unaudited Condensed Financial Statements     8 - 16

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


                                   WRAP-N-ROLL USA, INC.


                                     /S/ CLIFF HALLING
                                   -----------------------------------
Date: May 21, 2002              By: Cliff Halling, President, Secretary
                                                     Treasurer, Director

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

10.9      *8*        Joint Agreement with Newspaper Agency Corporation
                     dated June 11, 2001.

10.10     *8*        Form of Wrap-N-Roll Service Agreement.

10.11     *9*        Employment Agreement by and between the Company and
                     Derek Williams dated August 1, 2001.

10.12     *9*        Rental/Utilities Agreement by and between the Company
                     and Cliff Halling dated September 1, 2001.

10.13     *9*        Note Receivable in the form of a Promissory Note Dated
                     August 1, 2001 executed by the Company.

10.14      24        Note Payable in the form of a Promissory Note Dated
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