Form 10QSB
period 2002-06-30
WRAP N ROLL USA INC
filed 2002-08-19
CIK 1105858

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001.

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of August 10, 2001, there were 11,000,000 shares of common stock issued and outstanding.

                                Total of Sequentially Numbered Pages:   29
                                           Index to Exhibits on Page:   23

                                FORM 10-QSB
                            WRAP-N-ROLL USA, INC.


                              TABLE OF CONTENTS
                            ---------------------

                                                                    PAGE
                                                                   ------

                        PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . 3


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . .17



                         PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .21


ITEM 2.   CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . .21


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . .21


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .21


ITEM 5.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .21


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . .21


     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .22

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

















                    [THIS SPACE INTENTIONALLY LEFT BLANK]

                            WRAP-N-ROLL USA, INC.
                     (Formerly Oxy General Corporation)
                       [A Development Stage Company]

                  UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               JUNE 30, 2001

                            WRAP-N-ROLL USA, INC.
                     (Formerly Oxy General Corporation)
                       [A Development Stage Company]




                                 CONTENTS

                                                                      PAGE

     - Unaudited Condensed Balance Sheets, June 30,
          2001 and December 31, 2000                                     2


     - Unaudited Condensed Statements of Operations,
          for the three and six months ended June 30, 2001
          and 2000 and for the period from inception on
          September 26, 1997 through June 30, 2001                       3

     - Unaudited Condensed Statements of Cash Flows,
          for the six months ended June 30, 2001
          and 2000 and for the period from inception on
          September 26, 1997 through June 30, 2001                   4 - 5


     - Notes to Unaudited Condensed Financial Statements            6 - 12

                            WRAP-N-ROLL USA, INC.
                     (Formerly Oxy General Corporation)
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEETS

                                  ASSETS
                                                             June 30,      December 31,
                                                               2001           2000
                                                            ___________    ___________
CURRENT ASSETS:
     Cash in bank                                           $    43,818    $     3,059
     Accounts receivable                                          3,225              -
     Related party receivable                                    15,027          7,230
                                                            ___________    ___________
          Total Current Assets                                   62,070         10,289

PROPERTY AND EQUIPMENT, net                                      27,900             -
                                                            ___________    ___________
                                                            $    89,970    $    10,289
                                                            ___________    ___________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                  $    22,498    $     1,440
     Accounts payable and accrued expenses - related
       party                                                     17,990            377
     Notes payable - related party                               12,212         10,812
     Current portion of long-term debt                            4,811              -
                                                            ___________    ___________
               Total Current Liabilities                         57,511         12,629

LONG-TERM DEBT, less current portion                             21,743              -

UNEARNED REVENUE                                                 36,260              -
                                                            ___________    ___________
          Total Liabilities                                     115,514         12,629
                                                            ___________    ___________

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value, 5,000,000 shares
          authorized, no shares issued and outstanding                -              -
     Common stock, $.001 par value, 20,000,000 shares
          authorized, 11,000,000 shares issued and
          outstanding                                            11,000         11,000
     Capital in excess of par value                                   -              -
     Deficit accumulated during the development stage           (36,544)       (13,340)
                                                            ___________    ___________
          Total Stockholders' Equity (Deficit)                  (25,544)        (2,340)
                                                            ___________    ___________
                                                            $    89,970    $    10,289
                                                            ___________    ___________


Note: The Balance Sheet as of December 31, 2000 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                            WRAP-N-ROLL USA, INC.
                     (Formerly Oxy General Corporation)
                       [A Development Stage Company]

                UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                         For the Three                  For the Six          From Inception
                                         Months Ended                   Months Ended        on September 26,
                                           June 30,                       June 30,            1997 Through
                                   _________________________     _________________________      June 30,
                                      2001           2000           2001           2000           2001
                                   __________     __________     __________     __________     __________
REVENUE                            $   41,035     $        -     $   42,140     $        -     $   42,140
                                   __________     __________     __________     __________     __________

EXPENSES:
     General and Administrative        56,913            500         65,079          1,725         77,975
     Selling                              906              -            906              -          1,022
                                   __________     __________     __________     __________     __________
          Total Expenses               57,819            500         65,985          1,725         78,997
                                   __________     __________     __________     __________     __________

LOSS BEFORE OTHER
  INCOME (EXPENSE)                    (16,784)          (500)       (23,845)        (1,725)       (36,857)
                                   __________     __________     __________     __________     __________

OTHER INCOME (EXPENSE):
     Gain on assignment of
          operating lease               1,500              -          1,500              -          1,500
     Interest Expense                    (589)           (20)          (859)           (34)        (1,187)
                                   __________     __________     __________     __________     __________
          Total Other Income
            (Expense)                     911            (20)           641            (34)           313
                                   __________     __________     __________     __________     __________

LOSS BEFORE
  INCOME TAXES                        (15,873)          (520)       (23,204)        (1,759)       (36,544)

CURRENT TAX EXPENSE                         -              -              -              -              -

DEFERRED TAX EXPENSE                        -              -              -              -              -
                                   __________     __________     __________     __________     __________

NET LOSS                           $  (15,873)    $     (520)    $  (23,204)    $   (1,759)    $  (36,544)
                                   __________     __________     __________     __________     __________

LOSS PER COMMON SHARE              $     (.00)    $     (.00)    $     (.00)    $     (.00)    $     (.01)
                                   __________     __________     __________     __________     __________



The accompanying notes are an integral part of these unaudited condensed financial statements.

                            WRAP-N-ROLL USA, INC.
                     (Formerly Oxy General Corporation)
                       [A Development Stage Company]

                UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                             For the Six    From Inception
                                                                            Months Ended   on September 26,
                                                                              June 30,      1997 Through
                                                                         __________________   June 30,
                                                                           2001      2000       2001
                                                                         ________  ________  ___________
Cash Flows From Operating Activities:
     Net loss                                                            $(23,204) $ (1,759) $   (36,544)
     Adjustments to reconcile net loss to net cash provided (used) by operating activities:
          Stock issued for services                                             -         -        1,000
          Depreciation expense                                              1,468         -        1,468
          Changes is assets and liabilities:
               (Increase) in accounts receivable                           (3,225)        -       (3,225)
               (Increase) in related party receivable                      (7,797)        -      (15,027)
               Additional accrued interest - related party                    563        34          891
               Increase in accounts payable and accrued expenses           21,058         -       22,498
               Increase in accounts payable and accrued
                 expenses - related party                                  17,050         -       17,199
               Increase in unearned revenue                                36,260         -       36,260
                                                                         ________  ________  ___________
                    Net Cash Provided (Used) by Operating Activities       42,173    (1,725)      24,520
                                                                         ________  ________  ___________
Cash Flows From Investing Activities:
     Payments for property and equipment                                  (29,368)        -      (29,368)
                                                                         ________  ________  ___________
                    Net Cash (Used) by Investing Activities               (29,368)        -      (29,368)
                                                                         ________  ________  ___________
Cash Flows From Financing Activities:
     Proceeds from issuance of common stock                                     -         -       10,000
     Proceeds from notes payable - related party                            1,400         -       11,400
     Proceeds from loan payable                                                 -         -          712
     Proceeds from long-term debt                                          26,868         -       26,868
     Payments on long-term debt                                              (314)        -         (314)
                                                                         ________  ________  ___________
                    Net Cash Provided by Financing Activities              27,954         -       48,666
                                                                         ________  ________  ___________
Net Increase (decrease) in Cash                                            40,759    (1,725)      43,818

Cash at Beginning of Period                                                 3,059     9,400            -
                                                                         ________  ________  ___________
Cash at End of Period                                                    $ 43,818  $  7,675  $    43,818
                                                                         ________  ________  ___________

Supplemental Disclosures of Cash Flow Information:

     Cash paid during the period for:
       Interest                                                          $    204  $      -  $         -
       Income taxes                                                      $      -  $      -  $         -



                                [Continued]

                            WRAP-N-ROLL USA, INC.
                     (Formerly Oxy General Corporation)
                       [A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                [Continued]

Supplemental Schedule of Noncash Investing and Financing Activities:

    For the period from inception on September 26, 1997 through June 30, 2001:
     On April 1, 2000, the Company extended a loan payable of $712 and its accrued interest of $100 into a new note payable of $812.

     On September 26, 1997, the Company issued 1,000,000 shares of its common stock for services valued at $1,000.






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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

  Property and Equipment - Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method and is based upon the estimated useful lives of the assets of five years. [See Note 2]

  Revenue Recognition - The Company recognizes revenue in the period when the services are performed or when the product is delivered. At June 30, 2001, the Company had recorded unearned revenue of $36,260, representing the prepaid portion of a job in process at that date.

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

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                  June 30,  December 31,
                                                    2001       2000
                                                  ________  __________
      Vehicles                                    $ 29,368  $        -
      Less: Accumulated depreciation                (1,468)          -
                                                  ________  __________
      Net Property and Equipment                  $ 27,900  $        -
                                                  ________  __________

  Depreciation expense for the six months ended June 30, 2001 and 2000 were $1,468 and $0, respectively.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

  Accounts payable and accrued expenses consists of the following:

                                                  June 30,  December 31,
                                                    2001       2000
                                                  ________  __________
      Accounts payable                            $ 17,657  $    1,440
      Sales tax payable                              4,748           -
      Interest payable                                  93           -
                                                  ________  __________
                                                  $ 22,498  $    1,440
                                                  ________  __________

                            WRAP-N-ROLL USA, INC.
                     (Formerly Oxy General Corporation)
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTY

  Accounts payable and accrued expenses to a related party consists of the following:

                                                  June 30,  December 31,
                                                    2001       2000
                                                  ________  __________
      Accounts payable - related party            $  1,000  $      149
      Accrued payroll - related party               15,000           -
      Accrued rent and utilities - related party     1,200           -
      Accrued interest - related party                 790         228
                                                  ________  __________

                                                  $ 17,990  $      377
                                                  ________  __________

NOTE 5 - LONG-TERM DEBT

  Long-term debt consists of the following:

                                                  June 30,  December 31,
                                                    2001       2000
                                                  ________  __________
      Note payable to financing agency for
      60 months at an effective interest rate
      of 6%, secured by a vehicle with a net
      book value of $27,900                       $ 26,554  $        -

      Less: Current portion                         (4,811)          -
                                                  ________  __________
                                                  $ 21,743  $        -
                                                  ________  __________

  Maturity of long-term debt for the twelve month periods ended:

                  June 30,                        Principal Due
                  _______                         ____________
                   2002                           $    4,811
                   2003                                5,095
                   2004                                5,395
                   2005                                5,716
                   2006                                5,537
                                                  ____________
                                                  $   26,554
                                                  ____________

  Interest expense for long-term debt for the six months ended June 30, 2001 and 2000 amounted to $296 and $0, respectively.

NOTE 6 - CAPITAL STOCK

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

NOTE 6 - CAPITAL STOCK [Continued]

  During June 1999, the Company issued 10,000,000 shares of its previously authorized, but unissued common stock for cash of $10,000 (or $.001 per share).

NOTE 7 - OPERATING LEASES

  The Company had two cars under operating leases expiring in 2003. On April 21, 2001, the Company purchased a new van to replace one of the cars. To finance the purchase, an officer/shareholder/employee of the Company paid $1,000 to the financing agency. The Company also assigned the operating lease for the original car to the financing agency and the Company recognized a $1,500 gain on the assignment. The remaining $26,868 was financed through the financing agency at an effective interest rate of 6%. Minimum future rental payments under the remaining non-cancelable operating lease having a remaining term in excess of one year as of June 30, 2001 for the twelve month periods ended and in aggregate are:

                June 30,                           Amount
                ________                        ____________
                  2002                          $    3,464
                  2003                               3,464
                  2004                                 867
                  2005                                   -
                  2006                                   -
                                                ____________
     Total minimum future rental payments:      $    7,795
                                                ____________

  Rental payments for the six months ended June 30, 2001 and 2000 amounted to $2,284 and $0, respectively.

NOTE 8 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2001, the Company has available unused operating loss carryforwards of approximately $36,000, which may be applied against future taxable income and which expire in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $12,500 and $4,500 as of June 30, 2001 and December 31, 2000, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $8,000 during the six months ended June 30, 2001.

                            WRAP-N-ROLL USA, INC.
                     (Formerly Oxy General Corporation)
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS

  Management Compensation - For the year ended December 31, 2000, the Company did not pay any compensation to any officer/director of the Company. On January 1, 2001, the Company entered into an employment agreement with an officer/director/employee of the Company to pay $1,000 per month. On April 1, 2001, the Company increased the salary to $4,000 per month. As of June 30, 2001, the Company had accrued $15,000 in salary expense. [See Note 12].

  Office Space/Utilities - During the year ended December 31, 2000, the Company did not have a need to rent office space. On January 1, 2001, the Company entered into a rental/utilities agreement with an officer/director/employee of the Company allowing the Company to use office space in his home for the operations of the Company at a base rent of $100 per month. The Company also agreed to pay the officer/director/employee of the Company a base utilities/miscellaneous expense of $100 per month designated for but not limited to heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer, printer and any other office items needed for the operations of the Company, not currently being paid by the Company. As of June 30, 2001, the Company had accrued $600 in rent expense and $600 in utilities/miscellaneous expense.

  Receivable - As of June 30, 2001, an officer/shareholder of the Company had been advanced a total of $15,027 by the Company as a non-interest bearing loan. Subsequently, the Company extended this receivable into a new note receivable. [See Note 14]

  Accounts Payable - As of June 30, 2001, an officer/shareholder of the Company was due $1,000 from the Company for reimbursable expenses.

  Notes Payable - As of June 30, 2001, the Company had three notes payable to a shareholder in the total amount of $12,412. One note for $812 is due April 1, 2002. The second note for $10,000 is due October 31, 2001. The third note for $1,400 is due on demand. All three notes accrue interest at 10% per annum. Accrued interest amounted to $790 at June 30, 2001. Subsequently, the first two notes, their related accrued interest, and an additional loan of $5,000 have been extended into a new note payable. The third note has been repaid. [See Note 14]

  Purchase Agreement - On April 21, 2001, the Company purchased a new van to replace one of its leased cars. To finance the purchase, an officer/shareholder/employee of the Company paid a down payment of $1,000 to the financing agency. The Company also assigned the operating lease for the original car to the financing agency. The remaining $26,868 was financed through the financing agency in the name of the officer/shareholder/employee at an effective interest rate of 6%. The agreement was negotiated in the name of the officer/shareholder/employee to take advantage of certain conditions and financing arrangements that were unavailable to the Company since it only recently began operations and has incurred losses since inception. The Company then purchased the van from the officer/shareholder/employee on the same terms and conditions. The agreement requires the Company to make 60 monthly payments of $518 directly to the financing agency beginning June 8, 2001.

                            WRAP-N-ROLL USA, INC.
                     (Formerly Oxy General Corporation)
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has just recently commenced operations and has incurred losses since its inception. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 11 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                   For the Three          For the Six       From Inception
                                   Months Ended           Months Ended      on September 26,
                                     June 30,                June 30,         1997 Through
                              ______________________ _______________________    June 30,
                                 2001        2000        2001        2000         2001
                              __________  __________  __________  __________   ___________
     Loss from continuing
     Operations available to
     common shareholders
     (numerator)              $  (15,873) $     (520) $  (23,204) $   (1,759)  $   (36,544)
                              __________  __________  __________  __________   ___________
     Weighted average number
     of common shares
     outstanding used in loss
     per share for the
     period (denominator)     11,000,000  11,000,000  11,000,000  11,000,000     6,535,324
                              __________  __________  __________  __________   ___________

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

                            WRAP-N-ROLL USA, INC.
                     (Formerly Oxy General Corporation)
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND AGREEMENTS [Continued]

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

NOTE 14 - SUBSEQUENT EVENTS

  Receivable - On July 1, 2001, the Company extended a related party receivable of $15,027 into a note receivable of the same amount. The note accrues interest at 7% and is due on demand.

  Notes Payable - On July 20, 2001, the Company repaid a note payable to a shareholder. The payment was $1,435, which included $35 of accrued interest.

  On August 1, 2001, the Company extended a note payable of $10,000, a note payable of $812 and accrued interest on the two notes of $859 into a new note payable of $16,671, with the additional $5,000 being deposited in the Company's account. The new note accrues interest at 10% per annum and is due August 1, 2002.

  Employment Agreement - On August 1, 2001, the Company entered into an employment agreement with a new employee. The agreement provides for a $3,000 per month salary for a period of three years commencing August 1, 2001.

---------------------------------------------------------------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------------------------

Results of Operations
---------------------

      ****************************************************************
               SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000,
              THREE MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
       AND FROM INCEPTION ON SEPTEMBER 26, 1997 THROUGH June 30, 2001
      ****************************************************************

Revenue: The Company had revenues of $42,140 and $0 respectively from continuing operations for the six-month periods ended June 30, 2001 and 2000. The Company had revenues of $41,035 and $0 respectively for the three-month periods ended June 30, 2001 and 2000, and revenues of $42,140 from inception on September 26, 1997 through June 30, 2001. The increase in revenue is because of the Company's shift to its new business of offering US businesses of all sizes the ability to wrap the exterior of buildings, windows and motor vehicles with an advertising message.

General and Administrative Expenses: General and administrative expenses for all periods ended consisted of general corporate administration, legal and professional expenses, accounting and auditing costs, utilities/miscellaneous expense, and salaries and wages. These expenses were $65,079 for the six month period ended June 30, 2001, $1,725 for the six month period ended June 30, 2000, $56,913 for the three month period ended June 30, 2001, $500 for the three month period ended June 30, 2000 and $77,975 from inception on September 26, 1997 through June 30, 2001. The increase in expense is the result of the Company's shift to its new business.

 Selling Expenses: Selling expenses for the six-month periods ended June 30, 2001 and 2000, the three-month periods ended June 30, 2001 and 2000, and from inception on September 26, 1997 through June 30, 2001 was $906, $0, $906, $0 and $1,022 respectively.

Gain on assignment of operating lease: The Company had two cars under operating leases expiring 2003. On April 21, 2000, the Company purchased a new van to replace one of the cars. To finance the purchase, an officer/director/shareholder/employee of the Company paid $1,000 to the financing agency. The Company also assigned the operating lease for the original car to the financing agency and the Company recognized a $1,500 gain on the assignment. The remaining $26,868 was financed through the financing agency at an effective interest rate of 6%. Gain on assignment of operating lease for the six month periods ended June 30, 2001 and 2000, the three month periods ended June 30, 2001 and 2000, and from inception on September 26, 1997 through June 30, 2001 was $1,500, $0, $1,500, $0 and $1,500 respectively.

Interest Expense: Interest expense for the six-month periods ended June 30, 2001 and 2000, the three-month periods ended June 30, 2001 and 2000 and from inception on September 26, 1997 through June 30, 2001 was $859, $34, $589, $20 and $1,187 respectively. A shareholder of the Company loaned a total amount of $12,412 as of June 30, 2001. This amount consisted of three notes payable, the first note for $812 due April 1, 2002, the second note for $10,000 due October 31, 2001, and the third note for $1,400 due on demand. All three notes accrue interest of 10% per annum. Accrued interest amounted to $790 at June 30, 2001. The first loan payable of $812 consisted of an original loan of $712 and its accrued interest of $100. Subsequently, on August 1, 2001 the first two notes, their related accrued interest, and an additional loan of $5,000 have been extended into a new note payable. The Company repaid the third note on July 20, 2001. In addition to the three notes, the Company paid $296 in interest on the financing of the van.

     As a result of the foregoing factors, the Company realized a net loss of $23,204 for the six month period ended June 30, 2001, $1,759 for the six month period ended June 30, 2000, $15,873 for the three month period ended June 30, 2001, $520 for the three month period ended June 30, 2000, and $36,544 from inception on September 26, 1997 through June 30, 2001.

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

     For the remainder of the current fiscal year, the Company anticipates an increase in revenues and income associated with implementing its new business plan. The Company also anticipates an increase in costs associated with implementing its new business plan and may have a small loss for the year ending 2001.

Liquidity and Capital Resources
-------------------------------

     The Company remains in the development stage and, since inception, has had revenues totaling $42,140. At June 30, 2001 the Company had working capital of $(25,544) and cash in the amount of $43,818. All cash raised by the Company at June 30, 2001 had come from sales to customers and from three notes payable to a shareholder of the Company. One note for $812 is due April
1, 2002.   The second note for $10,000 is due October 31, 2001.  The third note for $1,400 is due upon demand. All three notes accrue interest at 10% per annum. Accrued interest amounted to $790 at June 30, 2001. On August 1, 2001, the first two notes, their related accrued interest, and an additional loan of $5,000 have been extended into a new note payable. A copy of the August 1, 2001 note payable is attached as an exhibit and is incorporated herein by this reference. The third note has been repaid. These notes were executed to obtain capital to pay the costs of operating expenses.

     In addition, an officer/director/shareholder/employee of the Company had been advanced $15,027 by the Company as a non-interest bearing loan at June 30, 2001. On July 1, 2001, the Company extended this receivable into a note receivable of the same amount. The note accrues interest at 7% per annum and is due on demand. A copy of the July 1, 2001 note payable is attached as an exhibit and is incorporated herein by this reference.

     Management believes that the Company has sufficient cash to meet its anticipated needs through the calendar year ending 2001. However, there can be no assurances to that effect. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

     The Company believes that by positioning itself as a publicly traded and listed entity, it will secure a more appealing position in the view of the investing public because of the theoretical increase in the liquidity of an investment in the Company's securities. Additionally, management believes that should the Company need additional capitalization, it would likely obtain capital from investors through private placements of the Company's equity securities. Notwithstanding such an evaluation, the Company is not presently aware of any specific interest from potential investors, nor is management certain that such capital will be available or that the Company will in fact be successful in securing additional capital. If or when the Company can establish a positive cash flow for a period of time and therefore can demonstrate to potential private investors that it can generate profits, then this factor, combined with a publicly traded and listed status, is expected to be utilized to market the Company as an attractive investment for private placement purposes. Management prefers to pursue such a strategy sometime during 2001. If the Company cannot succeed in implementing such a strategy, then its chances for growth are substantially undermined. Without additional capitalization the Company's ability to survive as a going concern is substantially confined.


Plan of Operations
------------------

     Through use of a special non-corrosive, vinyl material with a patented adhesive made by 3M, the Company offers businesses the ability to wrap the exterior of buildings, windows and motor vehicles with an advertising message.

     The Company currently maintains operations from the home of its president. On January 1, 2001, the Company entered into a Rental/Utilities Agreement ("Rental/Utilities Agreement") with Cliff Halling for use of office space in his home at a base rent of $100 per month. The Company also agreed to pay a base utilities/miscellaneous expense of $100 per month designated for but not limited to heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer use, printer use, and any other office items needed for the operations of the Company, not currently being paid by the Company. The Company and Mr. Halling have agreed to accrue the monthly rent and utilities/miscellaneous expenses until the Company has sufficient net income to pay the expenses. At June 30, 2001, the Company had accrued $600 in rent expense and $600 in utilities/miscellaneous expense. The Company will continue to maintain operations at this location until management believes that the Company's revenues and financial resources justify a move to an alternative location. If such a move is required, the Company believes that there is an adequate supply of office/warehouse/retail space in Salt Lake County, Utah meeting the Company's anticipated needs for the foreseeable future. Initially, the Company expects that it will lease rather than purchase such property in order to allocate its resources specifically to its operations.

    During the calendar year ended December 31, 2000, the Company's only employee did not receive any type of compensation. On January 1, 2001, the Company entered into an Employment Agreement with Cliff Halling, the Company's sole officer/director/employee ("Employment Agreement"). Mr. Halling shall receive a salary in the amount of $1,000 per month for services related to the operations of the Company. The Company and Mr. Halling agreed to accrue the monthly salary until the Company has sufficient net income to pay the expense. On April 1, 2001, the Company amended the Employment Agreement and increased the salary to $4,000 per month and decided to begin paying the salary as funds are available. A copy of the April 1, 2001 Amendment Employment Agreement is attached as an exhibit and is incorporated herein by this reference. As of June 30, 2001, the Company accrued $15,000 in salary expense.

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

     On May 14, 2001, the Company entered into a joint agreement with Jose Dicenzo ("JD") to provide advertising services. The terms of the Agreement provide for the Company to provide advertising, marketing, billing and collection services while JD is to provide business referrals, vehicle-wrapping services and a fleet of vehicles available for wrapping, The Company and JD will evenly split the revenues generated by such agreement less costs to wrap the vehicles. The agreement is for one year and may be extended or cancelled at any time by written mutual consent.

     On June 11, 2001, the Company entered into a joint agreement with the Newspaper Agency Corporation ("NAC") to provide advertising services. The Company is to provide advertising, marketing, billing and collection services while NAC is to provide business referrals and a fleet of vehicles available for wrapping. The Company and NAC will evenly split the revenues generated by such agreement less costs to wrap the vehicles. The agreement is for one year and may be extended or cancelled at any time by written mutual consent.

     Management expects that the Company will continue generating revenues during the remaining two calendar quarters of 2001. As the Company attracts more clientele, revenues are expected to increase.

     No commitments to provide additional funds have been made by management or other stockholders that have not been discussed herein. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

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

                                   Wrap-N-Roll USA, Inc.


                                     /s/  Cliff Halling
                                   -----------------------------------
Date:   August 20, 2001             By: Cliff Halling, President, Secretary
                                                       Treasurer, Director

                               INDEX TO EXHIBITS
                              ---------------------

SEC Ref     Page
No.         No.       Description
-------     ----      -----------

Ex 3.1      *1*       Articles of Incorporation of the Company, filed with
                      the State of Nevada on September 26, 1997.

Ex 3.2      *4*       Certificate of Amendment of Articles of Incorporation,
                      filed with the State of Nevada on October 19, 2000, but effective November 17, 2000.

Ex 3.3      *1*       Bylaws of the Company.

Ex 10.1     *2*       Promissory Note dated April 1, 2000 executed by the
                      Company.

Ex 10.2     *3*       Promissory Note dated November 1, 2000 executed by the
                      Company.

Ex 10.3     *5*       Employment Agreement by and between the Company and
                      Cliff Halling dated January 1, 2001.

Ex 10.4     *5*       Rental/Utilities Agreement by and between the Company
                      and Cliff Halling dated January 1, 2001.

Ex 10.5     24        Promissory Note dated July 1, 2001 executed by the
                      Company.

Ex 10.6     25        Promissory Note dated August 1, 2001 executed by the
                      Company.

Ex 10.7     26        Amended Employment Agreement by and between the
                      Company and Cliff Halling dated April 1, 2001.


*1* The listed exhibits are incorporated herein by this reference to the Registration Statement on Form 10-SB, filed by the Company with the Securities and Exchange Commission on February 10, 2000.

*2* The listed exhibits are incorporated herein by this reference to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000, filed by the Company with the Securities and Exchange Commission on August 14, 2000.

*3* The listed exhibits are incorporated herein by this reference to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, filed by the Company with the Securities and Exchange Commission on November 9, 2000.

*4* The listed exhibits are incorporated herein by this reference to the Annual Report on Form 10-KSB for the calendar year ended December 31, 2000, filed by the Company with the Securities and Exchange Commission on April 12, 2001.

*5* The listed exhibits are incorporated herein by this reference to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, filed by the Company with the Securities and Exchange Commission on May 16, 2001.