Form 10QSB/A
period 2002-06-30
WRAP N ROLL USA INC
filed 2002-09-20
CIK 1105858

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-QSB/A

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002.

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

     As of August 14, 2002, there were 10,550,000 shares of common stock issued and outstanding.

     Transitional Small business Format (Check one):  Yes [ ]  No [X]

                                 FORM 10-QSB
                             WRAP-N-ROLL USA, INC.


                              TABLE OF CONTENTS
                            ---------------------

                                                                       PAGE
                                                                      ------

                        PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . 3-13


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. . .  14



                         PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .  17


ITEM 2.   CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . .  18


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . .  18


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . .  18


ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .  18


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .  18


     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

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

















                    [THIS SPACE INTENTIONALLY LEFT BLANK]

                            WRAP-N-ROLL USA, INC.

                  UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               JUNE 30, 2002

                            WRAP-N-ROLL USA, INC.


                                 CONTENTS

                                                                      PAGE

     -  Unaudited Condensed Balance Sheets, June 30,
        2002 and December 31, 2001                                       2


     -  Unaudited Condensed Statements of Operations, for
        the three and six months ended June 30, 2002 and 2001            3

     -  Unaudited Condensed Statements of Cash Flows,
        for the six months ended June 30, 2002 and 2001                  4


     -  Notes to Unaudited Condensed Financial Statements              5 - 13

                            WRAP-N-ROLL USA, INC.

                     UNAUDITED CONDENSED BALANCE SHEETS

                                  ASSETS
                                                             June 30,      December 31,
                                                               2002           2001
                                                            ___________    ___________

CURRENT ASSETS:
  Cash in bank                                              $     2,800    $    17,657
  Accounts receivable, net of allowance for doubtful
    accounts of $0 and $1,819, respectively                       8,692          1,050
  Related party receivable                                        1,003            523
  Notes receivable - related party                               12,867         14,127
                                                            ___________    ___________
       Total Current Assets                                      25,362         33,357

PROPERTY AND EQUIPMENT, net                                      23,524         26,660
                                                            ___________    ___________
                                                            $    48,886    $    60,017
                                                            ___________    ___________

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $    66,753    $    35,212
  Accounts payable and accrued expenses - related
    party                                                        30,413         21,427
  Notes payable - related party                                  22,671         16,671
  Current portion of long-term debt                               5,623          5,554
                                                            ___________    ___________
            Total Current Liabilities                           125,460         78,864

LONG-TERM DEBT, less current portion                             17,373         20,206
                                                            ___________    ___________
       Total Liabilities                                        142,833         99,070
                                                            ___________    ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value, 5,000,000 shares
       authorized, no shares issued and outstanding                   -              -
  Common stock, $.001 par value, 20,000,000 shares
       authorized, 10,550,000 and 11,000,000 shares
       issued and outstanding, respectively                      10,550         11,000
  Capital in excess of par value                                    450              -
  Retained earnings (deficit)                                  (104,947)       (50,053)
                                                            ___________    ___________
       Total Stockholders' Equity (Deficit)                     (93,947)       (39,053)
                                                            ___________    ___________
                                                            $    48,886    $    60,017
                                                            ___________    ___________

Note: The Balance Sheet of December 31, 2001 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.


                                 WRAP-N-ROLL USA, INC.
                     UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                         For the Three                  For the Six
                                         Months Ended                   Months Ended
                                           June 30,                       June 30,
                                   _________________________     _________________________
                                      2002           2001           2002           2001
                                   __________     __________     __________     __________

SALES REVENUE, net of returns,
  discounts and allowances         $   27,188     $   41,035     $   40,791     $   42,140

COST OF GOODS SOLD                     22,572         33,272         33,145         36,774
                                   __________     __________     __________     __________
GROSS PROFIT                            4,616          7,763          7,646          5,366
                                   __________     __________     __________     __________
EXPENSES:
  Selling                                  31            906             31            906
  General and administrative           29,753         23,641         61,142         28,305
                                   __________     __________     __________     __________
       Total Expenses                  29,784         24,547         61,173         29,211
                                   __________     __________     __________     __________
LOSS BEFORE OTHER INCOME              (25,168)       (16,784)       (53,527)       (23,845)
                                   __________     __________     __________     __________
OTHER INCOME (EXPENSE):
  Gain on assignment of operating
       lease                                -          1,500              -          1,500
  Interest income - related party         240              -            480              -
  Interest expense - related party       (408)          (293)          (942)          (563)
  Interest and other expense             (488)          (296)          (905)          (296)
                                   __________     __________     __________     __________
       Total Other Income
         (Expense)                       (656)           911         (1,367)           641
                                   __________     __________     __________     __________
LOSS BEFORE INCOME TAXES              (25,824)       (15,873)       (54,894)       (23,204)

CURRENT TAX EXPENSE                         -              -              -              -

DEFERRED TAX EXPENSE                        -              -              -              -
                                   __________     __________     __________     __________

NET LOSS                           $  (25,824)    $  (15,873)    $  (54,894)    $  (23,204)
                                   __________     __________     __________     __________

LOSS PER COMMON SHARE              $     (.00)    $     (.00)    $     (.01)    $     (.00)
                                   __________     __________     __________     __________









The accompanying notes are an integral part of these unaudited condensed financial statements.

                                              -3-

                                   WRAP-N-ROLL USA, INC.

                       UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS




                                                                                      For the Six
                                                                                     Months Ended
                                                                                       June 30,
                                                                                _______________________
                                                                                   2002         2001
                                                                                __________   __________

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $  (54,894)  $  (23,204)
  Adjustments to reconcile net loss to net cash provided
   (used) by operating activities:
   Depreciation expense                                                              3,136        1,468
   Non-cash expenses                                                                 1,200            -
   Changes in assets and liabilities:
     (Increase) in accounts receivable                                              (7,642)      (3,225)
     (Increase) in related party receivable                                           (480)      (7,797)
     Increase in accounts payable and accrued expenses                              31,541       21,058
     Increase in accounts payable and accrued expenses - related party               8,986       17,613
     Increase in unearned revenue                                                        -       36,260
                                                                                __________   __________

       Net Cash Provided (Used) by Operating Activities
                                                                                   (18,153)      42,173

                                                                                __________   __________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Receipts from notes receivable                                                        60            -
  Payments for property and equipment                                                    -      (29,368)
                                                                                __________   __________
       Net Cash Provided (Used) by Investing Activities
                                                                                        60      (29,368)
                                                                                __________   __________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable - related party                                        6,000        1,400
  Proceeds from long-term debt                                                           -       26,868
  Payments on long-term debt                                                        (2,764)         314)
                                                                                __________   __________
       Net Cash Provided by Financing Activities                                     3,236       27,954
                                                                                __________   __________
NET INCREASE (DECREASE) IN CASH                                                    (14,857)      40,759

CASH AT BEGINNING OF PERIOD                                                         17,657        3,059
                                                                                __________   __________
CASH AT END OF PERIOD                                                           $    2,800   $   43,818
                                                                                __________   __________

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest                                                                    $      865   $      204
    Income taxes                                                                $        -   $        -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  For the six months ended June 30, 2002:
  The Company applied expenses totaling $1,200 against notes receivable.

  For the Six months ended June 30, 2001:
  None






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

  CONDENSED FINANCIAL STATEMENTS - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

   CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

   RECENTLY ENACTED ACCOUNTING STANDARDS - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", were recently issued. SFAS No. 141, 142, 143, 144 and 145 have no current applicability to the Company or their effect on the financial statements would not have been significant.

   RECLASSIFICATION - The financial statements for periods prior to June 30, 2002 have been reclassified to conform to the headings and classifications used in the June 30, 2002 financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following at:

                                                  June 30,     December 31,
                                                    2002          2001
                                                ___________    ___________
          Vehicles                              $    31,365    $    31,365
          Less: Accumulated depreciation             (7,841)        (4,705)
                                                ___________    ___________
          Net Property and Equipment            $    23,524    $    26,660
                                                ___________    ___________

  Depreciation expense for the six months ended June 30, 2002 and 2001 was $3,136 and $1,468, respectively.

                            WRAP-N-ROLL USA, INC.

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

   Accounts payable and accrued expenses consisted of the following at:

                                                June 30,      December 31,
                                                  2002           2001
                                               ___________    ___________
          Accounts payable                     $    55,021    $    30,701
          Accrued payroll, taxes and
          withholdings                              10,754          4,046
          Joint agreements revenues payable              -            350
          Sales tax payable                            938             80
          Interest payable                              40             35
                                               ___________    ___________
                                               $    66,753    $    35,212
                                               ___________    ___________

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTY

  Accounts payable and accrued expenses to a related party consisted of the following at:

                                                 June 30,     December 31,
                                                   2002           2001
                                               ___________    ___________
          Accrued payroll - related party      $    28,767    $    20,723
          Accrued interest - related party           1,646            704
                                               ___________    ___________
                                               $    30,413    $    21,427
                                               ___________    ___________

NOTE 5 - LONG-TERM DEBT

  Long-term debt consisted of the following at:

                                                   June 30,      December 31,
                                                     2002           2001
                                                  ___________    ___________
          Note payable to financing agency for
          60 months at an interest rate of 3%,
          secured by a vehicle with a net book
          value of $23,524                        $    22,996    $    25,760

          Less: Current portion                        (5,623)        (5,554)
                                                  ___________    ___________
                                                  $    17,373    $    20,206
                                                  ___________    ___________

                            WRAP-N-ROLL USA, INC.

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 5 - LONG-TERM DEBT [CONTINUED]

  Maturity of long-term debt for the twelve month periods ended:

                     June 30,            Principal Due
                   ____________          _____________
                       2003              $       5,623
                       2004                      5,787
                       2005                      5,959
                       2006                      5,627
                                         _____________
                                         $      22,996
                                         _____________

  Interest expense for long-term debt for the six months ended June 30, 2002 and 2001 amounted to $349 and $296, respectively.

NOTE 6 - CAPITAL STOCK

  PREFERRED STOCK - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at June 30, 2002 and December 31, 2001.

  COMMON STOCK - The Company has authorized 20,000,000 shares of common stock with a par value of $.001. At June 30, 2002 and December 31, 2001, there were 10,550,000 and 11,000,000 shares issued and outstanding, respectively.

  CANCELLATION - On June 5, 2002, a shareholder of the Company returned 450,000 shares of common stock for cancellation.

NOTE 7 - SALES REVENUE

  Sales revenue consisted of the following for the six months ended:

                                          June 30,         June 30,
                                            2002             2001
                                        ___________      ___________
          Installation revenues         $    29,100      $    42,140
          Advertising revenues               11,150                -
          Joint agreements revenues             541                -
          Less: Returns, discounts and
           allowances                             -                -
                                        ___________      ___________
          Sales revenue, net of returns,
           discounts and allowances     $    40,791      $    42,140
                                        ___________      ___________

NOTE 8 - OPERATING LEASES

  The Company had two cars under operating leases expiring in 2003. In April 2001, the Company purchased a van to replace one of the cars. As part of the purchase, the Company assigned the lease of the original car to the financing agency [See Note 10].

                            WRAP-N-ROLL USA, INC.

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 8 - OPERATING LEASES [CONTINUED]

  Minimum future rental payments under the remaining non-cancelable operating lease having a remaining term in excess of one year as of June 30, 2002 for the twelve month periods ended and in aggregate are:

                   June 30,                          Amount
                 ____________                     ___________
                     2003                         $     3,473
                     2004                               1,158
                     2005                                   -
                     2006                                   -
                     2007                                   -
                                                  ___________
     Total minimum future rental payments:        $     4,631
                                                  ___________

  Rental payments for the six months ended June 30, 2002 and 2001 amounted to $1,736 and $2,284, respectively.

NOTE 9 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2002, the Company has available unused operating loss carryforwards of approximately $104,900, which may be applied against future taxable income and which expire in various years through 2022.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $36,000 and $17,000 as of June 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount resulting in an increase in the valuation allowance of approximately $19,000 during the six months ended June 30, 2002.

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

                            WRAP-N-ROLL USA, INC.

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 10 - RELATED PARTY TRANSACTIONS [Continued]

  NOTES RECEIVABLE - On July 1, 2001, the Company extended a receivable of $15,027 into a note receivable. On August 1, 2001 the Company signed a note receivable with an officer/shareholder of the Company for $2,500.
  Both notes accrue interest at 7% per annum and are due on demand. At June 30, 2002, accrued interest amounted to $1,003. As of June 30, 2002, the Company had applied rent and utilities/miscellaneous expenses totaling $3,600 and a $1,000 down payment made on behalf of the Company against the principal of the two notes, plus the officer/shareholder repaid $60, resulting in principal of $12,867 owed at June 30, 2002 [See below and Note 13].

  PURCHASE AGREEMENT - On April 21, 2001, the Company purchased a van for $31,365 to replace one of its leased cars. To finance the purchase, an officer/shareholder/employee of the Company paid a down payment of $1,000 to the financing agency. The Company also assigned the operating lease for the original car to the financing agency and recognized a $1,500 again. The remaining $28,865 was financed through the financing agency in the name of the officer/shareholder/employee at an interest rate of 3%. The agreement was negotiated in the name of the officer/shareholder/employee to take advantage of certain conditions and financing arrangements that were unavailable to the Company since it had only recently begun operations and had incurred losses since inception. The Company then purchased the van from the officer/shareholder/employee on the same terms and conditions. The agreement requires the Company to make 60 monthly payments of $518 directly to the financing agency beginning June 8, 2001. At June 30, 2002, the Company owed $22,996 on the purchase of the van [See Note 5].

  NOTES PAYABLE - As of July 31, 2001, the Company owed a shareholder of the Company $812 for a note payable due April 1, 2002 accruing interest at 10% per annum, $10,000 for a note payable due October 31, 2001 accruing interest at 10% per annum and $859 for interest that had accrued on the two notes payable. On August 1, 2001, the Company extended the notes and related accrued interest with an additional loan of $5,000 into a note payable of $16,671 that was due August 1, 2002. The note accrues interest at 10% per annum. Accrued interest amounted to $1,538 at June 30, 2002. This note was subsequently extended [See Note 15].

  On April 24, 2001, the Company signed a $1,400 note payable to a shareholder of the Company. The note accrued interest at 10% per annum. On July 20, 2001, the Company repaid the note payable and accrued interest of $35 to the shareholder.

  On April 15, 2002, the Company signed a $5,000 note payable to an entity controlled by a shareholder of the Company. The note accrues interest at 10% per annum and is due on demand. Accrued interest amounted to $83 at June 30, 2002. This note was subsequently extended into a new note payable [See Note 15].

  LOAN PAYABLE - On May 28, 2002, an entity controlled by a shareholder of the Company loaned $1,000 to the Company as a 30-day loan. The Company paid $25 for the loan. This loan was subsequently extended into a new note payable [See Note 15].

                            WRAP-N-ROLL USA, INC.

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS [Continued]

  MANAGEMENT COMPENSATION - For the year ended December 31, 2000, the Company did not pay any compensation to any officer/director of the Company. On January 1, 2001, the Company entered into an employment agreement with an officer/director/employee of the Company to pay $1,000 per month. On April 1, 2001, the Company increased the salary to $4,000 per month. During the six months ended June 30, 2002 and 2001, total compensation to the officer/director/shareholder amounted to $24,926 and $15,000, respectively [See Note 13].

  OFFICE SPACE/UTILITIES - During the year ended December 31, 2000, the Company did not have a need to rent office space. On January 1, 2001, the Company entered into a rental/utilities agreement with an officer/director/employee of the Company allowing the Company to use office space in his home for the operations of the Company at a base rent of $100 per month. The Company also agreed to pay the officer/director/employee of the Company a base utilities/miscellaneous expense of $100 per month designated for but not limited to heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer, printer and any other office items needed for the operations of the Company, not currently being paid by the Company. On September 1, 2001, the company decided to begin paying the rent and utilities as funds are available. During the six months ended June 30, 2002 and 2001, the Company expensed $1,200 and $1,200, respectively, as rent and utilities/miscellaneous expenses which have been applied against the principal of two notes receivable from the officer/director/employee [See above and Note 13].

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

                                   WRAP-N-ROLL USA, INC.

                     NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 12 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share for the periods presented:


                                                   For the Three              For the Six
                                                   Months Ended               Months Ended
                                                     June 30,                   June 30,
                                             ________________________   ________________________
                                                2002         2001          2002         2001
                                             ___________  ___________   ___________  ___________

     loss from continuing operations
     available to common shareholders
     (numerator)                             $   (25,824) $   (15,873)  $   (54,894) $   (23,204)
                                             ___________  ___________   ___________  ___________

     Weighted average number of common
     shares outstanding used in loss per
     share for the period (denominator)       10,876,374   11,000,000    10,937,845   11,000,000
                                             ___________  ___________   ___________  ___________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 13 - COMMITMENTS AND AGREEMENTS

  EMPLOYMENT AGREEMENT - On January 1, 2001, the Company entered into an employment agreement with its sole officer and director. The agreement provided for a $1,000 per month salary for a period of three years commencing January 1, 2001. The expense was to accrue until the Company had achieved net income of $50,000 at which time the Company would pay 50% of its net income before tax towards reducing the accrued salary liability. On April 1, 2001, the Company increased the salary to $4,000 per month and decided to begin paying the salary as funds are available. During the six months ended June 30, 2002 and 2001, respectively, the Company accrued payroll of $8,044 and $15,000 and paid $16,882 and $0 to the officer/director/employee.

  EMPLOYMENT AGREEMENT - On August 1, 2001, the Company entered into an
  employment agreement with an employee.   The agreement provides for a
  $3,000 per month salary for a period of one year commencing August 1, 2001. During the six months ended June 30, 2002 and 2001, respectively, the Company accrued payroll of $8,803 and $0 and paid $9,890 and $0 to the employee.

  RENTAL/UTILITIES AGREEMENTS - On January 1, 2001, the Company entered into rental and utilities agreements with its sole officer and director. The agreements provide for payment of $100 per month for rent and $100 per month for utilities and other incidentals on a month-to-month basis starting January 1, 2001. The rent was to accrue until the Company had achieved net income of $50,000, at which time the Company would pay 10% of its net income before tax towards reducing the accrued rent liability. The utilities portion was to accrue until the Company elected to make payment. On September 1, 2001, the company decided to begin paying the rent and utilities as funds are available [See Note 10]. During the six months ended June 30, 2002 and 2001, respectively, rent and utilities/miscellaneous expenses totaled $1,200 and $1,200 and were applied toward two notes receivable [See Note 10].

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

  On June 11, 2001, the Company entered into a joint agreement with Newspaper Agency Corporation ("NAC") to provide advertising services. The Company provides advertisers, vehicle wrapping and collection of payments. NAC provides a fleet of vehicles available for wrapping and business referrals. The Company and NAC evenly split the revenues. The agreement is for one year and may be extended or cancelled at any time by written mutual consent. During the six months ended June 30, 2002 and 2001, respectively, the Company recognized $350 and $0 in revenues as part of this agreement.

  The Company is currently negotiating a joint agreement with the Standard Examiner ("SE") to provide advertising services. The Company is expected to provide advertisers, vehicle wrapping and collection of payments. SE is expected to provide a fleet of vehicles available for wrapping and business referrals. The Company and SE are expected to evenly split the revenues. The agreement is expected to be for six months. The Company has started providing services based on the anticipated agreement. During the six months ended June 30, 2002 and 2001, respectively, the Company recognized $191 and $0 in revenues as part of the anticipated agreement.

NOTE 14 - CONCENTRATIONS OF CREDIT RISK

  SIGNIFICANT CUSTOMERS - During the six months ended June 30, 2002, the Company had two customers that accounted for approximately 32% of the Company's revenues. The following table lists the percent of sales made to each customer that accounted for 10% or more of total sales during the six months ended June 30, 2002:

          Customer A     18%
          Customer B     14%

  The loss of these significant customers could adversely affect the Company's business and financial position.

  GEOGRAPHIC REGION - During the six months ended June 30, 2002, all of the Company's sales and operations were located in and around Salt Lake City, Utah.

NOTE 15 - SUBSEQUENT EVENTS

  NOTE PAYABLE EXTENSION - On August 1, 2002, the Company extended a $16,671 note payable to a shareholder of the Company to be due on demand.

  NOTE PAYABLE - On July 30, 2002, the Company extended a $5,000 note payable, a $1,000 loan payable, and related accrued interest of $108 with an additional loan of $3,892 into a note payable of $10,000 due on demand. The new note accrues interest at 10% per annum.

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

     Our business is not capital intensive because we do not require production or storage facilities to operate our business. We rely on third party suppliers to produce and install the advertising product we sell, and we place orders with suppliers only against purchase orders we receive through our marketing efforts. The cost of production and installation of the advertising product averages 81 percent of the total invoice price.

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

Results of Operations

       ****************************************************************
               SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001,
            AND THREE MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
       ****************************************************************

     Revenue: The Company had revenues of $40,791 and $42,140 respectively for the six month periods ended June 30, 2002 and 2001. The Company had revenues of $27,188 and $41,035 respectively for the three-month periods ended June 30, 2002 and 2001.

     Our average monthly revenue rate over the first six months of 2002 was approximately $6,799. Our goal is to increase monthly revenue by at least 10 percent each month over the next 12 months. At present our marketing effort is limited to personal sales calls we initiate with business owners in the Salt Lake City metropolitan area. We have set as a sales goal an average of 20 van advertising installations and 10 installations on other vehicles per month. We have not implemented any other form of advertising or marketing for our advertising product and believe we can achieve our sales goals over the next 12 months with direct sales efforts. We believe the revenue we generate internally from marketing our specialty advertising products with our current personnel and resources will be adequate to cover our costs of production and operating expenses through the next 12 months.

     Cost of Goods Sold: Cost of goods sold for the six month periods ended June 30, 2002 and 2001 were $33,145 and $36,774 respectively. The cost of goods sold for the three-month periods ended June 30, 2002 and 2001 were $22,572 and $33,272 respectively. For the six months ended June 30, 2002, our cost of goods sold was 81% percent of sales revenue. Cost of goods sold includes the cost of production of the advertising material we sell and its installation.

     General and Administrative Expenses: General and administrative expenses and selling expenses for the six month periods ended June 30, 2002 and 2001 were $61,173 and $29,211 respectively. These expenses for the three-month periods ended June 30, 2002 and 2001 were $29,784 and $24,547 respectively. The increase in these expenses is a result of implementing our principal business operations, which resulted in a substantial increase in operating expenses.

     Operating Expenses: Operating expenses consist primarily of salary for our two employees, office expenses, and professional fees. The total salary accrued for and paid to Cliff Halling, our president, was $24,926 for the six month period ended June 30, 2002, or 61% percent of sales revenue compared to $15,000 for the six month period ended June 30, 2001, or 36% of sales. The total salary accrued for and paid to Mr. Halling for the three-month periods ended June 30, 2002 and 2001 was $12,692 and $12,000 respectively. His monthly salary is $4,000 through the remainder of 2002. We pay to our sales person a salary of $3,000 per month, which began in August 2001. Our vehicle leasing and purchase obligations total $807 per month, which includes approximately $300 payable over a three-year term for the leased vehicle and the remainder payable over a five-year term for the vehicle being purchased. Our office rent and utilities through the six-month periods ended June 30, 2002 and 2001 was $1,200 and $1,200 respectively. Office rent and utilities for the three-month periods ended June 30, 2002 and 2001 was $600 and $600 respectively. We expect our office expense will remain at a rate of approximately $200 per month through the end of 2002. Professional fees for the six-month periods ended June 30, 2002 and 2001 were $7,849 and $8,981 respectively and for the three-month periods ended June 30, 2002 and 2001 were $4,449 and $8,731 respectively.

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

     Interest Expense and Interest Income: Interest expense for the six-month periods ended June 30, 2002 and 2001, was $1,847 and $859, respectively. Interest expense for the three-month periods ended June 30, 2002 and 2001 was $896 and $589 respectively. We also recognized interest income of $480 for the six-month period ended June 30, 2002, on a note receivable from Cliff Halling compared to $0 for the six-month period ended June 30, 2001. Interest income for the three-month periods ended June 30, 2002 and 2001, was $240 and $0 respectively.

     As a result of the foregoing factors, Wrap-N-Roll realized a net loss of $54,894 for the six-month period ended June 30, 2002, compared to a net loss of $23,204 for the six-month period ended June 30, 2001. Wrap-N-Roll realized a net loss of $25,824 for the three-month period ended June 30, 2002, compared to a net loss of $15,873 for the three-month period ended June 30, 2001.

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

Liquidity and Capital Resources

     At June 30, 2002, we had a working capital deficit of $100,098, compared to working capital of $4,559 at June 30, 2001.

     Current assets consist primarily of cash in the amount of $2,800, accounts receivable of $8,692, and notes receivable and accrued interest from Cliff Halling, our president and sole director, in the amount of $13,870. Prior to July 2001, Wrap-N-Roll advanced a total of $15,027 to Mr. Halling, which is represented by a note payable to Wrap-N-Roll bearing interest at 7 percent per annum and due on demand. We made a further advance to Mr. Halling in the amount of $2,500 represented by a note dated August 1, 2002, bearing interest at 7 percent per annum and due on demand. Mr. Halling has repaid $4,660 on the notes, so that the outstanding balance at June 30, 2002, was $12,867 with accrued interest of $1,003.

     Current liabilities consist primarily of $66,753 in accounts payable and accrued expenses, $28,767 of accrued payroll due to Cliff Halling, $22,671 on a note payable to Ken Kurtz, a stockholder, and $5,623 of current portion on long-term debt incurred to purchase our van. Ken Kurtz loaned to us $712 through April 2000, $10,000 in November 2000, $1,400 in April 2001, and $5,000
in August 2001. These funds were used to fund our working capital needs. The loan for $1,400 was repaid, with interest, in July 2001. The remaining loans and their accrued interest were restructured as a new note in August 2001 in the principal amount of $16,671 bearing interest of 10 percent per annum and due on August 1, 2002. Accrued interest on this note at June 30, 2002 was $1,538. On April 15, 2002, the Company signed a $5,000 note payable to an entity controlled by a shareholder of the Company. The note accrues interest at 10% per annum and is due upon demand. On May 31, 2002, the Company was advanced $1,000 by an entity controlled by a shareholder of the Company. On July 30, 2002 the Company was advanced an additional $3,892 by an entity controlled by a shareholder of the Company. The Company signed a Promissory Note to an entity controlled by a shareholder for $10,000 on July 30, 2002.

This note combines the April 15, 2002 note for $5,000 including interest of $83, the $1,000 advance at May 31, 2002 including a $25 fee and the additional $3,892 advanced on July 30, 2002. The note accrues interest at 10% per annum and is due upon demand.

     Long-term debt at June 30, 2002, consisted of $22,996 due an unrelated finance company that provided the financing on our van. The obligation is payable in monthly installments over a term of five years commencing in April 2001, bears interest at three percent per annum, and is secured by our van with a net book value of $23,524.

     If we achieve our revenue goals by the end of 2002, then we will evaluate the feasibility of adding two employees, one sales person and one clerical person. New employees will be added only if our operations can support the new employees without outside financing and if we believe the addition of these employees will enable us to penetrate our market more effectively. An increase in our operations and the number of employees may require us to seek larger office space to house our marketing and service personnel. Should this growth occur, we expect that we would not need more than approximately 600 square feet of office space. We believe that there is an adequate supply of office space in Salt Lake County, Utah to meet our need for larger space, should it arise. Based solely on our informal investigation of office space, we believe we could find suitable space to rent for $12 per square foot per year, or a total of $7,200 per year for 600 square feet.

     Wrap-N-Roll began generating sales revenue from its business operations since the beginning of 2001. Consequently, we do not have a history of operations that allows us to predict with any certainty whether our sales will continue at current levels or increase over the next 12 months. Assuming we can maintain our current level of sales revenue, we believe we can fund our operations internally over the next 12 months. The agreement with the Newspaper Agency Corporation expired in June 2002 after a one-year term. We are currently negotiating a joint agreement with the Standard Examiner to provide advertising services. The agreement is expected to be for six months. During the six months ended June 30, 2002 the Company recognized $191 in revenues as part of the anticipated agreement.

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

     Not Applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.


ITEM 5.   OTHER INFORMATION

     On June 5, 2002, Ken Kurtz, a shareholder, canceled 450,000 shares of the 500,000 shares which he previously owned, thereby reducing the Company's issued and outstanding shares from 11,000,000 shares to 10,550,000 shares.
The remaining 50,000 shares owned by Mr. Kurtz were sold in a private transaction to an unrelated third party. As a result of these transactions, Mr. Kurtz has no further ownership interest in the Company.


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


                                   WRAP-N-ROLL USA, INC.


                                      /s/ Cliff Halling
        September 20, 2002         ________________________________________
Date: _____________________        By: Cliff Halling, President, Secretary
                                                     Treasurer, Director

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

10.9      *8*       Joint Agreement with Newspaper Agency Corporation dated
                    June 11, 2001.

10.10     *8*       Form of Wrap-N-Roll Service Agreement.

10.11     *9*       Employment Agreement by and between the Company and Derek
                    Williams dated August 1, 2001.

10.12     *9*       Rental/Utilities Agreement by and between the Company
                    and Cliff Halling dated September 1, 2001.

10.13     *9*       Note Receivable in the form of a Promissory Note Dated
                    August 1, 2001 executed by the Company.

10.14     11        Note Payable in the form of a Promissory Note Dated April
                    15, 2002 executed by the Company.

10.15     21        Note Payable in the form of a Promissory Note Dated July
                    30, 2002.

10.16     22        Promissory Note Dated August 1, 2002, executed by the
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