Form 10QSB
period 2002-09-30
WRAP N ROLL USA INC
filed 2002-11-14
CIK 1105858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002.

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

     As of November 13, 2002, there were 10,550,000 shares of common stock issued and outstanding.

     Transitional Small business Format (Check one):  Yes [ ]  No [X]

                                 FORM 10-QSB
                            WRAP-N-ROLL USA, INC.


                              TABLE OF CONTENTS
                            ---------------------

                                                                        PAGE
                                                                       ------

                        PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . .   3


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. . .  20


ITEM 3.   CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . .  23



                         PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .  24


ITEM 2.   CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . .  24


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . .  24


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . .  24


ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .  24


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .  24


     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

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

















                    [THIS SPACE INTENTIONALLY LEFT BLANK]

                           WRAP-N-ROLL USA, INC.




                                 CONTENTS

                                                                 PAGE

        -    Unaudited Condensed Balance Sheets,
               September 30, 2002 and December 31, 2001         5 - 6


        -    Unaudited Condensed Statements of Operations,
               for the three and nine months ended
               September 30, 2002 and 2001                        7

        -    Unaudited Condensed Statements of Cash Flows,
               for the nine months ended September 30, 2002
               and 2001                                         8 - 9


        -  Notes to Unaudited Condensed Financial Statements   10 - 19

                           WRAP-N-ROLL USA, INC.

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                                 September 30,   December 31,
                                                     2002            2001
                                                 ____________    ____________
CURRENT ASSETS:
  Cash                                           $        373    $     17,657
  Accounts receivable, net of
    allowance for doubtful accounts
    of $0 and $1,819, respectively                      3,892           1,050
  Related party receivable                              1,244             523
  Notes receivable - related party                     12,217          14,127
  Inventory                                             2,060               -
                                                 ____________    ____________
        Total Current Assets                           19,786          33,357

PROPERTY AND EQUIPMENT, net                            21,956          26,660
                                                 ____________    ____________
                                                 $     41,742    $     60,017
                                                 ____________    ____________































                                [Continued]

                           WRAP-N-ROLL USA, INC.

                    UNAUDITED CONDENSED BALANCE SHEETS

                                [Continued]


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                 September 30,   December 31,
                                                     2002            2001
                                                 ____________    ____________
CURRENT LIABILITIES:
  Accounts payable and accrued
    expenses                                     $     75,582    $     35,212
  Accounts payable and accrued
    expenses - related party                           40,303          21,427
  Notes payable - related party                        26,671          16,671
  Current portion of long-term debt                     5,664           5,554
                                                 ____________    ____________
        Total Current Liabilities                     148,220          78,864

LONG-TERM DEBT, less current portion                   15,943          20,206

UNEARNED REVENUE                                          500               -
                                                 ____________    ____________
        Total Liabilities                             164,663          99,070
                                                 ____________    ____________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
    5,000,000 shares authorized,
    no shares issued and outstanding                        -               -
  Common stock, $.001 par value,
    20,000,000 shares authorized,
    10,550,000 and 11,000,000 shares
    issued and outstanding, respectively               10,550          11,000
  Capital in excess of par value                          450               -
  Retained earnings (deficit)                        (133,921)        (50,053)
                                                 ____________    ____________
        Total Stockholders' Equity (Deficit)         (122,921)        (39,053)
                                                 ____________    ____________
                                                 $     41,742    $     60,017
                                                 ____________    ____________









Note: The Balance Sheet of December 31, 2001 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                           WRAP-N-ROLL USA, INC.

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                     For the Three           For the Nine
                                     Months Ended            Months Ended
                                     September 30,           September 30,
                                ______________________  ______________________
                                   2002        2001        2002        2001
                                __________  __________  __________  __________
SALES REVENUE, net of returns,
  discounts and allowances      $    8,864  $  213,976  $   49,655  $  256,116

COST OF GOODS SOLD                  14,706     153,574      47,851     190,348
                                __________  __________  __________  __________
GROSS PROFIT                        (5,842)     60,402       1,804      65,768
                                __________  __________  __________  __________
EXPENSES:
  Selling                                -          19          31         925
  General and administrative        22,813      31,020      83,955      59,325
                                __________  __________  __________  __________
      Total Expenses                22,813      31,039      83,986      60,250
                                __________  __________  __________  __________
EARNINGS (LOSS) BEFORE
  OTHER INCOME                     (28,655)     29,363     (82,182)      5,518
                                __________  __________  __________  __________
OTHER INCOME (EXPENSE):
  Gain on assignment of
    operating lease                      -           -           -       1,500
  Interest income - related
    party                              241         272         721         272
  Interest expense - related
    party                             (583)       (390)     (1,525)       (953)
  Interest and other income
    (expense)                           23        (273)       (882)       (569)
                                __________  __________  __________  __________
      Total Other Income
        (Expense)                     (319)       (391)     (1,686)        250
                                __________  __________  __________  __________
EARNINGS (LOSS) BEFORE
  INCOME TAXES                     (28,974)     28,972     (83,868)      5,768

CURRENT TAX EXPENSE                      -           -           -           -

DEFERRED TAX EXPENSE                     -           -           -           -
                                __________  __________  __________  __________

NET INCOME (LOSS)               $  (28,974) $   28,972  $  (83,868) $    5,768
                                __________  __________  __________  __________

EARNINGS (LOSS) PER
  COMMON SHARE                  $     (.00) $      .00  $     (.01) $      .00
                                __________  __________  __________  __________





 The accompanying notes are an integral part of these unaudited condensed financial statements.

                           WRAP-N-ROLL USA, INC.

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                             For the Nine
                                                             Months Ended
                                                             September 30,
                                                        ______________________
                                                           2002        2001
                                                        __________  __________
Cash Flows From Operating Activities:
 Net income (loss)                                      $  (83,868) $    5,768
 Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
   Bad debt expense                                            382           -
   Depreciation expense                                      4,704       2,937
   Non-cash expenses                                         1,800           -
   Changes in assets and liabilities:
     (Increase) in accounts receivable                      (3,224)     (3,489)
     (Increase) in related party receivable                   (721)     (8,069)
     (Increase) in inventory                                (2,060)          -
     Increase in accounts payable and accrued expenses      40,370      40,339
     Increase in accounts payable and accrued expenses
       - related party                                      18,984      20,305
     Increase in unearned revenue                              500           -
                                                        __________  __________
         Net Cash Provided (Used) by Operating
           Activities                                      (23,133)     57,791
                                                        __________  __________

Cash Flows From Investing Activities:
 Payments for notes receivable                                   -      (2,500)
 Receipts from notes receivable                                110       2,800
 Payments for property and equipment                             -     (29,368)
                                                        __________  __________
         Net Cash Provided (Used) by Investing
           Activities                                          110     (29,068)
                                                        __________  __________

Cash Flows From Financing Activities:
 Proceeds from notes payable - related party                 9,892       6,400
 Payments on notes payable - related party                       -      (1,400)
 Proceeds from long-term debt                                    -      26,868
 Payments on long-term debt                                 (4,153)     (1,670)
                                                        __________  __________
         Net Cash Provided by Financing Activities           5,739      30,198
                                                        __________  __________

Net Increase (Decrease) in Cash                            (17,284)     58,921

Cash at Beginning of Period                                 17,657       3,059
                                                        __________  __________

Cash at End of Period                                   $      373  $   61,980
                                                        __________  __________



                                [Continued]

                           WRAP-N-ROLL USA, INC.

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                [Continued]


                                                             For the Nine
                                                             Months Ended
                                                             September 30,
                                                        ______________________
                                                           2002        2001
                                                        __________  __________
Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                             $      865  $      477
   Income taxes                                         $        -  $        -

Supplemental Schedule of Noncash Investing and Financing Activities:

 For the nine months ended September 30, 2002:

   The Company applied expenses totaling $1,800 against notes receivable.

   On July 30, 2002, the Company extended a note payable of $5,000, a loan payable of $1,000 and related accrued interest of $108 into a new note payable of $10,000.

 For the nine months ended September 30, 2001:

   On July 1, 2001, the Company extended a receivable of $15,027 into a note receivable.

   On August 1, 2001, the Company extended a note payable of $812, a note payable of $10,000 and related accrued interest of $859 into a new note payable of $16,671.






















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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounts and Loans Receivable - The Company records accounts and loans receivable at the lower of cost or fair value. The Company determines the lower of cost or fair value of nonmortgage loans on an individual asset basis. The Company recognizes interest income on an account receivable based on the stated interest rate for past-due accounts over the period that the account is past-due. The Company recognizes interest income on a loan receivable based on the stated interest rate over the term of the loan. The Company accumulates and defers fees and costs associated with establishing a receivable to be amortized over the estimated life of the related receivable. The Company estimates allowances for doubtful accounts and loan losses based on the aged receivable balance and historical losses. The Company records interest income on delinquent accounts and loans receivable only when payment is received. The Company first applies payments received on delinquent accounts and loans receivable to eliminate the outstanding principal. The Company charges off uncollectible accounts and loans receivable when management estimates no possibility of collecting the related receivable. The Company considers accounts and loans receivable to be past-due or delinquent based on contractual terms.

  Inventory - Inventory is carried at the lower of cost or market using the specific identification method. At September 30, 2002, inventory consists of printed vinyl for a job that is expected to be completed in November or December 2002 valued at $2,060.

                           WRAP-N-ROLL USA, INC.

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Property and Equipment - Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to operating expense as incurred. Expenditures for additions and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is included in operations. Depreciation is calculated using the straight-line method and is based upon the estimated useful lives of the assets of five years [See Note 2].

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

  Advance  payments  and  deposits, which are received  up  front  by  the
  Company, are deferred and recognized as revenue upon completion of the installation or upon delivery of the advertising. At September 30, 2002, the Company had recorded unearned revenue of $500, representing the prepayment of a job not yet started at that date.

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

                           WRAP-N-ROLL USA, INC.

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS
  No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146 and
  147 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to September 30, 2002 have been reclassified to conform to the headings and classifications used in the September 30, 2002 financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following at:

                                                 September 30,   December 31,
                                                     2002            2001
                                                 ____________    ____________
        Vehicles                                 $     31,365    $     31,365

        Less: Accumulated depreciation                 (9,409)         (4,705)
                                                 ____________    ____________
        Net Property and Equipment               $     21,956    $     26,660
                                                 ____________    ____________

  Depreciation expense for the nine months ended September 30, 2002 and 2001 was $4,704 and $2,937, respectively.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

  Accounts payable and accrued expenses consisted of the following at:

                                                 September 30,   December 31,
                                                     2002            2001
                                                 ____________    ____________
        Accounts payable                         $     56,303    $     30,701
        Accrued payroll, taxes and
          withholdings                                 19,098           4,046
        Joint agreements revenues payable                   -             350
        Sales tax payable                                 141              80
        Interest payable                                   40              35
                                                 ____________    ____________
                                                 $     75,582    $     35,212
                                                 ____________    ____________

                           WRAP-N-ROLL USA, INC.

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTY

  Accounts payable and accrued expenses to a related party consisted of the following at:

                                                 September 30,   December 31,
                                                     2002            2001
                                                 ____________    ____________
        Accrued payroll - related party          $     38,182    $     20,723
        Accrued interest - related party                2,121             704
                                                 ____________    ____________
                                                 $     40,303    $     21,427
                                                 ____________    ____________

NOTE 5 - LONG-TERM DEBT

  Long-term debt consisted of the following at:

                                                 September 30,   December 31,
                                                     2002            2001
                                                 ____________    ____________
        Note payable to financing agency for
        60 months at an interest rate of 3%,
        secured by a vehicle with a net book
        value of $21,956                         $     21,607    $     25,760

        Less: Current portion                          (5,664)         (5,554)
                                                 ____________    ____________
                                                 $     15,943    $     20,206
                                                 ____________    ____________

  Maturity of long-term debt for the twelve month periods ended:

                      September 30,         Principal Due
                      ____________          _____________
                          2003              $       5,664
                          2004                      5,830
                          2005                      6,002
                          2006                      4,111
                          2007                          -
                                            _____________
                                            $      21,607
                                            _____________

  Interest expense for long-term debt for the nine months ended September 30, 2002 and 2001 amounted to $514 and $569, respectively.

NOTE 6 - CAPITAL STOCK

  Preferred  stock  -  The  Company  has authorized  5,000,000  shares  of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at September 30, 2002 and December 31, 2001.

                           WRAP-N-ROLL USA, INC.

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK [Continued]

  Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001. At September 30, 2002 and December 31, 2001, there were 10,550,000 and 11,000,000 shares issued and outstanding, respectively.

  Cancellation - On June 5, 2002, a shareholder of the Company returned 450,000 shares of common stock for cancellation.

NOTE 7 - SALES REVENUE

  Sales revenue consisted of the following for the nine months ended:

                                                 September 30,   September 30,
                                                     2002            2001
                                                 ____________    ____________
        Installation revenues                    $     37,030    $    256,116
        Advertising revenues                           12,466               -
        Joint agreements revenues                         541               -
        Less: Returns, discounts and
          allowances                                     (382)              -
                                                 ____________    ____________
        Sales revenue, net of returns,
          discounts and allowances               $     49,655    $    256,116
                                                 ____________    ____________

NOTE 8 - OPERATING LEASES

  The Company had two cars under operating leases expiring in 2003. In April 2001, the Company purchased a van to replace one of the cars. As part of the purchase, the Company assigned the lease of the original car to the financing agency [See Note 10].

  Minimum future rental payments under the remaining non-cancelable operating lease having a remaining term in excess of one year as of September 30, 2002 for the twelve month periods ended and in aggregate are:

                      September 30,             Amount
                      ____________           ____________
                          2003               $      3,473
                          2004                        579
                          2005                          -
                          2006                          -
                          2007                          -
                                             ____________
       Total minimum future rental payments: $      4,052
                                             ____________

  Rental payments for the nine months ended September 30, 2002 and 2001 amounted to $2,604 and $3,152, respectively.

                           WRAP-N-ROLL USA, INC.

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2002, the Company has available unused operating loss carryforwards of approximately $20,900, which may be applied against future taxable income and which expire in various years through 2022.

  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to the tax effect of the deferred tax assets and, therefore, no deferred tax asset has been recognized. The net deferred tax assets, which consist primarily of accrued compensation, accounts payable and net operating loss carryforwards, are approximately $50,200 and $20,200 as of
  September 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount resulting in an increase in the valuation allowance of approximately $30,000 during the nine months ended September 30, 2002.

NOTE 10 - RELATED PARTY TRANSACTIONS

  Receivable - As of June 30, 2001, an officer/shareholder of the Company had been advanced a total of $15,027 by the Company as a non-interest bearing loan. On July 1, 2001, the Company extended the receivable of $15,027 into a note receivable.

  Notes Receivable - On July 1, 2001, the Company extended a receivable of $15,027 into a note receivable. On August 1, 2001 the Company signed a note receivable with an officer/shareholder of the Company for $2,500. Both notes accrue interest at 7% per annum and are due on demand. At September 30, 2002, accrued interest amounted to $1,244. As of September 30, 2002, the Company had applied rent and utilities/miscellaneous expenses totaling $4,200 and a $1,000 down payment made on behalf of the Company against the principal of the two notes, plus the officer/shareholder repaid $110, resulting in principal of $12,217 owed at September 30, 2002 [See below and Note 13].

  Purchase Agreement - On April 21, 2001, the Company purchased a van for $31,365 to replace one of its leased cars. To finance the purchase, an officer/shareholder/employee of the Company paid a down payment of $1,000 to the financing agency. The Company also assigned the operating lease for the original car to the financing agency and recognized a $1,500 gain. The remaining $28,865 was financed through the financing agency in the name of the officer/shareholder/employee at an interest rate of 3%. The agreement was negotiated in the name of the officer/shareholder/employee to take advantage of certain conditions and financing arrangements that were unavailable to the Company since it had only recently begun operations and had incurred losses since inception. The Company then purchased the van from the officer/shareholder/employee on the same terms and conditions. The agreement requires the Company to make 60 monthly payments of $518 directly to the financing agency beginning June 8, 2001. At September 30, 2002, the Company owed $21,607 on the purchase of the van [See Note 5].

                           WRAP-N-ROLL USA, INC.

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS [Continued]

  Loan Payable - On May 28, 2002, an entity controlled by a former shareholder of the Company loaned $1,000 to the Company as a 30-day loan. On July 30, 2002, the loan was extended into a new note payable.

  Notes Payable - As of July 31, 2001, the Company owed a former shareholder of the Company $812 for a note payable due April 1, 2002 accruing interest at 10% per annum, $10,000 for a note payable due
  October 31, 2001 accruing interest at 10% per annum and $859 for interest that had accrued on the two notes payable. On August 1, 2001, the Company extended the notes and related accrued interest with an additional loan of $5,000 into a note payable of $16,671 that was due August 1, 2002. The note accrues interest at 10% per annum. Accrued interest amounted to $1,954 at September 30, 2002. On August 1, 2002, the Company extended the note payable to a shareholder of the Company to be due on demand.

  On April 24, 2001, the Company signed a $1,400 note payable to a former shareholder of the Company. The note accrued interest at 10% per annum. On July 20, 2001, the Company repaid the note payable and accrued interest of $35 to the former shareholder.

  On April 15, 2002, the Company signed a $5,000 note payable to an entity controlled by a former shareholder of the Company. The note accrued interest at 10% per annum and was due on demand. On July 30, 2002, the note was extended into a new note payable.

  On July 30, 2002, the Company extended a $5,000 note payable, a $1,000 loan payable, and related accrued interest of $108 with an additional loan of $3,892 into a note payable of $10,000 that is due on demand. The new note accrues interest at 10% per annum. Accrued interest amounted to $167 at September 30, 2002.

  Management Compensation - For the year ended December 31, 2000, the Company did not pay any compensation to any officer/director of the Company. On January 1, 2001, the Company entered into an employment agreement with an officer/director/employee of the Company to pay $1,000 per month. On April 1, 2001, the Company increased the salary to $4,000 per month. During the nine months ended September 30, 2002 and 2001, total compensation to the officer/director/shareholder amounted to $38,034 and $27,000, respectively [See Note 13].

  Office Space/Utilities - During the year ended December 31, 2000, the Company did not have a need to rent office space. On January 1, 2001, the Company entered into a rental/utilities agreement with an officer/director/employee of the Company allowing the Company to use office space in his home for the operations of the Company at a base rent of $100 per month. The Company also agreed to pay the officer/director/employee of the Company a base utilities/miscellaneous expense of $100 per month designated for but not limited to heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer, printer and any other office items needed for the operations of the Company, not currently being paid by the Company. On September 1, 2001, the company decided to begin paying the rent and utilities as funds are available. During the nine months ended September 30, 2002 and 2001, the Company expensed $1,800 and $1,800, respectively, as rent and utilities/miscellaneous expenses which have been applied against the principal of two notes receivable from the officer/director/employee [See above and Note 13].

                           WRAP-N-ROLL USA, INC.

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 12 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share for the periods presented:

                                     For the Three           For the Nine
                                     Months Ended            Months Ended
                                     September 30,           September 30,
                                ______________________  ______________________
                                   2002        2001        2002        2001
                                __________  __________  __________  __________
    Loss from continuing
    operations available to
    common shareholders
    (numerator)                 $  (28,974) $   28,972  $  (83,868) $    5,768
                                __________  __________  __________  __________
    Weighted average number
    of common shares
    outstanding used in loss
    per share for the period
    (denominator)               10,550,000  11,000,000  10,807,143  11,000,000
                                __________  __________  __________  __________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 13 - COMMITMENTS AND AGREEMENTS

  Employment Agreement - On January 1, 2001, the Company entered into an employment agreement with its sole officer and director. The agreement provided for a $1,000 per month salary for a period of three years commencing January 1, 2001. The expense was to accrue until the Company had achieved net income of $50,000 at which time the Company would pay 50% of its net income before tax towards reducing the accrued salary liability. On April 1, 2001, the Company increased the salary to $4,000 per month and decided to begin paying the salary as funds are available. During the nine months ended September 30, 2002 and 2001, respectively, the Company accrued payroll of $17,459 and $19,536 and paid $20,575 and $7,464 to the officer/director/employee.

                           WRAP-N-ROLL USA, INC.

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND AGREEMENTS [Continued]

  Employment Agreement - On August 1, 2001, the Company entered into an employment agreement with an employee. The agreement provided for a $3,000 per month salary for a period of one year commencing August 1, 2001. The employment agreement continues on a month-to-month basis. During the nine months ended September 30, 2002 and 2001, respectively, the Company accrued payroll of $17,249 and $1,385 and paid $11,275 and $7,615 to the employee.

  Rental/Utilities Agreements - On January 1, 2001, the Company entered into rental and utilities agreements with its sole officer and director. The agreements provide for payment of $100 per month for rent and $100 per month for utilities and other incidentals on a month-to-month basis starting January 1, 2001. The rent was to accrue until the Company had achieved net income of $50,000, at which time the Company would pay 10% of its net income before tax towards reducing the accrued rent liability. The utilities portion was to accrue until the Company elected to make payment. On September 1, 2001, the company decided to begin paying the rent and utilities as funds are available [See Note 10]. During the nine months ended September 30, 2002 and 2001, respectively, rent and utilities/miscellaneous expenses totaled $1,800 and $1,800 and were applied toward two notes receivable [See
  Note 10].

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

  On June 11, 2001, the Company entered into a joint agreement with Newspaper Agency Corporation ("NAC") to provide advertising services. The Company provided advertisers, vehicle wrapping and collection of payments. NAC provided a fleet of vehicles available for wrapping and business referrals. The Company and NAC evenly split the revenues. The agreement was for one year and could be extended or cancelled at any time by written mutual consent. The Company is currently negotiating an extension to this agreement. During the nine months ended September 30, 2002 and 2001, respectively, the Company recognized $350 and $0 in revenues as part of this agreement.

  The Company was negotiating a joint agreement with the Standard Examiner ("SE") to provide advertising services. The Company was expected to provide advertisers, vehicle wrapping and collection of payments. SE was expected to provide a fleet of vehicles available for wrapping and business referrals. The Company and SE were expected to evenly split the revenues. The agreement was expected to be for six months. The Company had started providing services based on the anticipated agreement. The Company was unable to negotiate a joint agreement with SE and is no longer providing any services. During the nine months ended September 30, 2002 and 2001, respectively, the Company recognized $191 and $0 in revenues as part of the anticipated agreement.

                           WRAP-N-ROLL USA, INC.

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 14 - CONCENTRATIONS OF CREDIT RISK

  Significant Customers - During the nine months ended September 30, 2002, the Company had three customers that accounted for approximately 35% of the Company's revenues. The following table lists the percent of sales made to each customer that accounted for 10% or more of total sales during the nine months ended September 30, 2002:

         Customer A       14%
         Customer B       11%
         Customer C       10%

  The loss of these significant customers could adversely affect the Company's business and financial position.

  Geographic Region - During the nine months ended September 30, 2002, all of the Company's sales and operations were located in and around Salt Lake City, Utah.

NOTE 15 - SUBSEQUENT EVENTS

  Note  Payable  - On October 17, 2002, the Company signed a  $2,500  note
  payable  to  a  former  shareholder of the Company.   The  note  accrues
  interest at 10% per annum and is due on demand.

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

     Our business is not capital intensive because we do not require production or storage facilities to operate our business. We rely on third party suppliers to produce and install the advertising product we sell, and we place orders with suppliers only against purchase orders we receive through our marketing efforts. The cost of production and installation of the advertising product has been averaging approximately 80 percent of the total invoice price.

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

Results of Operations

     ****************************************************************
           NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001,
         AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
     ****************************************************************

     Revenue: The Company had revenues of $49,655 and $256,116 respectively for the nine-month periods ended September 30, 2002 and 2001. The Company had revenues of $8,864 and $213,976 respectively for the three-month periods ended September 30, 2002 and 2001.

     Our average monthly revenue rate over the first nine months of 2002 was approximately $5,517. Our goal is to increase monthly revenue by at least 10 percent each month over the next 12 months. At present our marketing effort is limited to personal sales calls we initiate with business owners in the Salt Lake City metropolitan area. We have set as a sales goal an average of 20 van-advertising installations and 10 installations on other vehicles per month. We have not implemented any other form of advertising or marketing for our advertising product and believe we can achieve our sales goals over the next 12 months with direct sales efforts. We believe the revenue we generate internally from marketing our specialty advertising products with our current personnel and resources will be adequate to cover our costs of production and operating expenses through the next 12 months.

     Cost of Goods Sold: Cost of goods sold for the nine-month periods ended September 30, 2002 and 2001 were $47,851 and $190,348 respectively. The cost of goods sold for the three-month periods ended September 30, 2002 and 2001 were $14,706 and $153,574 respectively. For the nine months ended September 30, 2002, our cost of goods sold has been averaging about

74% percent of sales revenue. Cost of goods sold includes the cost of production of the advertising material we sell and its installation.

     General and Administrative Expenses: General and administrative expenses and selling expenses for the nine month periods ended September 30, 2002 and 2001 were $83,955 and $59,325 respectively. These expenses for the three-month periods ended September 30, 2002 and 2001 were $22,813 and $31,020 respectively.

     Operating Expenses: Operating expenses consist primarily of salary for our two employees, office expenses, and professional fees. The total salary accrued for and paid to Cliff Halling, our president, was $38,034 for the nine month period ended September 30, 2002, or 77% of sales revenue compared to $27,000 for the nine month period ended September 30, 2001, or 11% of sales. The total salary accrued for and paid to Mr. Halling for the three-month periods ended September 30, 2002 and 2001 was $13,108 and $12,000 respectively. His monthly salary is $4,000 through the remainder of 2002. We pay to our sales person a salary of $3,000 per month, which began in August 2001. Our vehicle leasing and purchase obligations total $807 per month, which includes approximately $300 payable over a three-year term for the leased vehicle and the remainder payable over a five-year term for the vehicle being purchased. Our office rent and utilities through the nine-month periods ended September 30, 2002 and 2001 was $1,800 and $1,800 respectively. Office rent and utilities for the three-month periods ended September 30, 2002 and 2001 was $600 and $600 respectively. We expect our office expense will remain at a rate of approximately $200 per month through the end of 2002. Professional fees for the nine-month periods ended September 30, 2002 and 2001 were $8,552 and $12,004 respectively and for the three-month periods ended September 30, 2002 and 2001 were $703 and $3,023 respectively.

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

     Interest Expense and Interest Income: Interest expense for the nine-month periods ended September 30, 2002 and 2001, was $2,407 and $1,522, respectively. Interest expense for the three-month periods ended September 30, 2002 and 2001 was $560 and $663 respectively. We also recognized interest income of $721 for the nine-month period ended September 30, 2002, on a note receivable from Cliff Halling compared to $272 for the nine-month period ended September 30, 2001. Interest income for the three-month periods ended September 30, 2002 and 2001, was $241 and $272 respectively.

     As a result of the foregoing factors, Wrap-N-Roll realized a net loss of $83,868 for the nine-month period ended September 30, 2002, compared to a net income of $5,768 for the nine-month period ended September 30, 2001. Wrap-N-Roll realized a net loss of $28,974 for the three-month period ended September 30, 2002, compared to a net income of $28,972 for the three-month period ended September 30, 2001.


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

Liquidity and Capital Resources

     At September 30, 2002, we had a working capital deficit of $128,434, compared to working capital deficit of $2,686 at September 30, 2001.

     Current assets consist primarily of cash in the amount of $373, accounts receivable of $3,892, and notes receivable and accrued interest from Cliff Halling, our president and sole director, in the amount of $13,461. Prior to July 2001, Wrap-N-Roll advanced a total of $15,027 to Mr. Halling, which is represented by a note payable to Wrap-N-Roll bearing interest at 7% per annum and due on demand. We made a further advance to Mr. Halling in the amount of $2,500 represented by a note dated August 1, 2001, bearing interest at 7 percent per annum and due on demand. Mr. Halling has repaid $5,310 on the notes, so that the outstanding balance at September 30, 2002, was $12,217 with accrued interest of $1,244.

     Current liabilities consist primarily of $75,582 in accounts payable and accrued expenses, $38,182 of accrued payroll due to Cliff Halling, $16,671 on a note payable to a former stockholder, $10,000 on a note payable to Park Street Investments and $5,664 of current portion on long-term debt incurred to purchase our van. A former stockholder loaned to us $712 through April 2000, $10,000 in November 2000, $1,400 in April 2001,
and $5,000 in August 2001. These funds were used to fund our working capital needs. The loan for $1,400 was repaid, with interest, in July 2001. The remaining loans and their accrued interest were restructured as a new note in August 2001 in the principal amount of $16,671 bearing interest of 10 percent per annum and due upon demand. Accrued interest on this note at September 30, 2002 was $1,954. On April 15, 2002, the Company signed a $5,000 note payable to an entity controlled by a former shareholder of the Company. The note accrues interest at 10% per annum and is due upon demand. On May 28, 2002, the Company was advanced $1,000 by an entity controlled by a former stockholder of the Company. On July 30, 2002 the Company was advanced an additional $3,892 by an entity controlled by a former stockholder of the Company. The Company signed a Promissory Note to an entity controlled by a former shareholder for $10,000 on July 30, 2002. This note combines the April 15, 2002 note for $5,000 including interest of $83, the $1,000 advance at May 28, 2002 including a $25 fee and the additional $3,892 advanced on July 30, 2002. The note accrues interest at 10% per annum and is due upon demand. Accrued interest on this note at September 30, 2002 was $167.

     Long-term debt at September 30, 2002, consisted of $21,607 due an unrelated finance company that provided the financing on our van. The obligation is payable in monthly installments over a term of five years commencing in April 2001, bears interest at three percent per annum, and is secured by our van with a net book value of $21,956.

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

     Wrap-N-Roll began generating sales revenue from its business operations since the beginning of 2001. Consequently, we do not have a history of operations that allows us to predict with any certainty whether our sales will continue at current levels or increase over the next 12 months. Assuming we can maintain our current level of sales revenue, we believe we can fund our operations internally over the next 12 months. The agreement with the Newspaper Agency Corporation expired in June 2002, and the Company is currently negotiating to extend this agreement. We were negotiating a joint agreement with the Standard Examiner to provide advertising services, however at September 30, 2002 the Company terminated negotiations and previous receivables of $382 recognized as part of the anticipated agreement were determined to be uncollectible and expensed as bad debts.

     In the past Cliff Halling, our president and sole director, agreed to defer payment of his compensation when we did not have sufficient revenue to pay the expense. We have no agreement or arrangement with Mr. Halling to renew this practice in the future, should the need arise. We have also relied in the past on loans from a former stockholder, to provide working capital for our operations. We similarly have no agreement or arrangement with any stockholder to provide financing in the future. Should there be a substantial reduction in our sales revenue at any time over the next 12 months it is likely we would need to seek outside financing to fund our operations. We have not identified any sources for such financing and we do not know whether any financing would be available to us on acceptable terms.

ITEM 3.  CONTROLS AND PROCEDURES
     Within the 90 days prior to the filing of this report, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design of the Company's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

     There have been no significant changes (including corrective actions with regard to significant deficiencies and material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of Management's evaluation.

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


                                   WRAP-N-ROLL USA, INC.


                                   /s/Cliff Halling
                                   -----------------------------------
Date: November 14, 2002          By: Cliff Halling, President, Secretary
                                                     Treasurer, Director

                              CERTIFICATIONS

I, Cliff Halling, as Chief Executive Officer and Chief Financial Officer of the Company, certify that:

  1. I have reviewed this quarterly report on Form 10-QSB of Wrap-N-Roll USA, Inc.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                   /s/ Cliff Halling
                                          Cliff Halling
                                          Chief Executive Officer and
                                          Chief Financial Officer

                               Exhibit 99.1

                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Wrap-N-Roll USA, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Cliff Halling, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


  /s/ Cliff Halling
Cliff Halling
Chief Executive Officer and Chief Financial Officer
November 14, 2002

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

10.10     *8*       Form of Wrap-N-Roll Service Agreement.

10.11     *9*       Employment Agreement by and between the Company and
                    Derek Williams dated August 1, 2001.

10.12     *9*       Rental/Utilities Agreement by and between the Company
                    and Cliff Halling dated September 1, 2001.

10.13     *9*       Note Receivable in the form of a Promissory Note Dated
                    August 1, 2001 executed by the Company.

10.14     *10*      Note Payable in the form of a Promissory Note Dated
                    April 15, 2002 executed by the Company.

10.15     *10*      Note Payable in the form of a Promissory Note Dated
                    July 30, 2002.

10.16               Promissory Note Dated August 1, 2002, executed by the
                    Company.

10.17 Promissory Note Dated October 17, 2002, executed by the Company.

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

*10* The listed exhibits are incorporated herein by this reference to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed by the Company with the Securities and Exchange Commission on August 19, 2002.