Form 10KSB
period 2002-12-31
WRAP N ROLL USA INC
filed 2003-04-15
CIK 1105858

U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                Form 10-KSB
(Mark One)
     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the calendar year ended December 31, 2002.

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

     The issuer's total revenues for the year ended December 31, 2002 were $59,111.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of April 10, 2001, was $0.00.

     As of March 3, 2003, there were 10,550,000 shares of common stock ($0.001 par value) issued and outstanding.

                                TABLE OF CONTENTS
                              ---------------------


                                      PART I

Item Number and Caption                                                  Page

Item 1.  Description of Business. . . . . . . . . . . . . . . . . . . . .  3

Item 2.  Description of Property. . . . . . . . . . . . . . . . . . . . .  9

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 10

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . 10


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters . . . . 10

Item 6.  Management's Discussion and Analysis or Plan of Operations . . . 11

Item 7.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . 14

Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure . . . . . . . . . . . . . . . . . . . . 33


                                     PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act. . . . . . . . 33

Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . 34

Item 11.  Security Ownership of Certain Beneficial Owners and Management. 35

Item 12.  Certain Relationships and Related Transactions. . . . . . . . . 35

Item 13.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 36

Item 14.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . 36

         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .  37

         Index to Exhibits. .  . . . . . . . . . . . . . . . . . . . . .  38

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


                                      PART I

-----------------------------------------------------------------------------
Item 1.   Description of Business.
-----------------------------------------------------------------------------

Background

     We were incorporated under the laws of the State of Nevada on September 26, 1997 under the name Oxy General Corporation. We were not engaged in any active business operations until October 2000. In October 2000 we developed and began implementing a business plan for marketing specialty advertising services. On November 17, 2000, we changed our name to Wrap-N-Roll USA, Inc. to better suit our business.

Business

     We provide specialized advertising services to businesses of all sizes emphasizing on large format digital printing on perforated and non-perforated vinyl substrates. Through the use of a special non-corrosive, vinyl material with a patented adhesive made by 3M, we offer businesses the ability to wrap the exterior of buildings, windows and motor vehicles with an advertising message.

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

     Each printing job is bid out separately based on the size and complexity of the project. In our experience, the cost of printing the advertising material is approximately $6.50 per square foot depending on the complexity of the design. Since each print order is bid individually based on the complexity and size of the order it is not possible to enter into a contract with a printer that fixes the price for graphic product. Print jobs are usually completed within four to seven days following the date of order, and we have not experienced any completion delays that would affect our customers. Each print job is ordered separately through a written purchase order that sets the price, quantity, and estimated delivery date, but contains no other provisions for termination, quality control, or remedies for breach. While there are other companies other than 3M that produce graphic image advertising applications, we do not believe based on our own evaluation of the products, that they have the same quality and warranty protection as 3M products. Consequently, the loss of our relationship with our printer could force us to seek other sources of product that would not have the same features as 3M products that we believe are positive selling points, which could adversely affect our sales effort. We have experienced no problems or delays in obtaining printed material as required to fulfill our purchase orders on a timely basis.

     We have been using the services of local 3M certified installers. Each installation is bid out separately based on the size and complexity of the project. In our experience the cost of installation is approximately $4.00 per square foot depending on whether it is a flat installation or installation on a contoured surface, such as an entire vehicle. We have not experienced any problems in obtaining installation services as required to service our customers, so we have not found it necessary to enter into long term contracts to ensure installation services are available as needed. Each installation is ordered separately through a written invoice that sets the price, describes the installation, and estimates the completion date, but contains no other provisions for termination, quality control, or remedies for breach. Should our operations grow substantially we may seek to establish long-term relationships to ensure these services are available as needed, but we have not investigated whether any long-term contracts are available on terms that would be acceptable to us.

     Since we sell 3M products printed and installed by certified 3M suppliers, our clients are entitled to rely on 3M's warranty. No assignment of warranty from us is required, since the warranty is extended by 3M directly to our customers through the certified 3M suppliers we use. Depending on the product and where it is used, 3M guarantees that the graphic will be free from manufacturing defects, premature failure, and loss of adhesion for one to eight years. Under the warranty 3M will replace or refund the price of any graphic material that does not meet its warranty. Since we rely on the 3M warranty for the advertising product we sell, Wrap-N-Roll does not offer its own warranty or guarantee of performance.

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

     The vehicles used for mobile advertising services are either provided by the advertiser, its employees, private parties or, to a limited extent, by us. When vehicles leased us are to be utilized, we are expected to drive the vehicle to sales appointments or on company errands traversing through high traffic areas to display the advertiser's message to other motorists. From time to time, the drivers of the wrapped vehicles are also expected to pass out the advertiser's fliers and coupons.

     As indicated, we may also sub-contract with private parties to have their vehicles wrapped. We expect to pay these parties a monthly fee to have the advertiser's logo wrapped on their car. We seek to target individuals who drive newer model cars and whose occupations demand frequent travel in high traffic areas. We prefer utilizing vehicles owned by private parties that have a unique design that stands out among other vehicles and provides the greatest opportunity to attract attention. We currently own our van and lease one Volkswagen Beetle for advertising use. We have received calls from private owners of other types of vehicles interested in using their cars for advertising. We may use other models and years of cars to display advertisements depending on various factors including cleanliness of the vehicle, market demand, availability of vehicles and the willingness of the contracted private party to actively draw attention to the vehicle, and cost.

     We own one vehicle and lease another. Currently we have wrapped approximately 150 vehicles for clients.

     The vehicles wrapped with an advertisement are in operation primarily during the hours of 8:00 AM to 5:00 PM, five days a week. However, because the wrap remains on the vehicle during the entire term of an advertiser's contract, the advertisement is displayed anytime the vehicle is driven which may be at any hour during any day of the week.

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

     To date, we have attracted a limited clientele through telemarketing, canvassing and word-of-mouth advertising. If we can afford to, we plan to implement a regular routine of telemarketing and canvassing to attract additional clientele and expect most of our clientele to come from these methods of marketing. Additionally, we have been advertising our services by wrapping a company-leased vehicle with our own logo and implementing the advertising methods that we offer to our clientele. We also expect to market our services at trade shows. We have established an Internet web site, www.wrapnrollusa.com, that we use as an online brochure to which we can refer potential clients for examples of our large format graphic advertising. We do not intend to rely on our website or the Internet as the primary method for marketing or advertising.

     Additionally, as our financial resources grow, we expect to attract a portion of our clientele through publicity generated by radio, television and newspaper because of the uniqueness and novel way in which we provide advertising services for businesses.

     In June 2001, we entered into a Joint Agreement with Newspaper Agency Corporation, the company that distributes daily newspapers in the Salt Lake City area, to sell advertising for display on 50 vans operated by the Newspaper Agency Corporation. We sell the advertising to clients that will be displayed on the vans. We also arrange for printing and installation of the advertising. The client pays for the printing and installation of the adverting, which is estimated at $500 for one side of a van and $1,000 for an entire van. The client also pays a monthly advertising fee for the duration that the ad is displayed on the van of $500 for one side and $1,500 for an entire van. The monthly advertising fee is divided equally between Newspaper Agency Corporation and us. The agreement was for an initial term of one year and expired in June 2002. The company is not currently negotiating to extend this agreement. We were negotiating a joint agreement with the Standard Examiner to provide advertising services, however at September 30, 2002 the Company terminated negotiations and previous receivables of $382 recognized as part of the anticipated agreement were determined to be uncollectible and expensed as bad debts.

     In May 2001, we entered into a joint agreement with Jose Dicenzo, which was essentially identical to our agreement with the Newspaper Agency Corporation. We anticipated that Mr. Dicenzo would provide 20 panel trucks for the advertising and most of our advertising sales activity under this agreement would focus on advertising during the two-month period beginning 30 days before and 30 days after commencement of the 2002 Winter Olympic Games in Salt Lake City scheduled to begin February 8, 2002, however Mr. Dicenzo was never able to obtain the trucks and therefore the agreement was terminated.

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

Competition

     We compete, on an increasing level, with local advertisers who utilize large format digital printing for automobile wraps or building advertising, most of whom have substantially more resources than we. We intend to compete with these businesses on the basis of the quality of the 3M products we offer and service in completing the installation for our clients. We also compete, on a more frequent basis, with printing companies that provide large format printing services on vinyl substrates.

     Our printers offer their services generally to anyone requiring large format printing. Some may have an established sales force proactively pursuing direct sales of advertising to businesses using large format graphic displays. They could attempt to implement such a marketing effort in the future, which could adversely affect our sales. Because there are only a few large format digital printers in our geographical area, such competition could negatively affect our financial results. As we grow and obtain additional capital, we may seek to acquire our own printing facilities to minimize this dependence. However, we have no plan to do so at the present time and may never do so.

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

Employees

     We have one full-time employee, who is also is our President. At the beginning of 2002 we had one other salaried sales person whose employment was later terminated. Our staff is adequate for our currently minimal level of operations. However, the fact that we have only one person marketing our advertising services means that our ability to exploit our market is limited by the hours this individual can commit on a full-time basis. Consequently, the rate of growth of our business is slower than what we could accomplish if we could afford a larger number of employees. With our current staff it is unlikely we can exceed our prior year's revenues. If we are successful in growing our business, we intend to add employees in both sales and clerical positions to increase our rate of growth.

-----------------------------------------------------------------------------
Item 2.   Description of Property.
-----------------------------------------------------------------------------

     We are currently operating from the home of our president at 1056 East Platinum Way, Sandy, Utah 84094, who provides office space, utilities and computer access. The office space consists of approximately 100 square feet, and no other business is conducted from this location. Through the calendar year ending December 31, 2000, we were not charged for these expenses due to our minimal operations. On January 1, 2001, we entered into a Rental/Utilities Agreement with Cliff Halling for use of office space in his home at a base rent of $100 per month. The agreement is a month-to-month rental arrangement. We also agreed to pay a base utilities/miscellaneous expense of $100 per month to cover phone, fax, Internet, computer use, and other office items needed for the operations of Wrap-N-Roll. Our business is marketing the specialty advertising products we offer, and we rely on independent suppliers to manufacture and install the advertising. We need no more than a sales office to maintain records for our operations, since all sales calls and meetings with customers are conducted at their locations. Consequently, we believe our office space is adequate for our current operations. If we are successful in achieving our sales goals by the end of 2003, we may hire additional sales and clerical staff and seek larger office space to house our operations.

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

-----------------------------------------------------------------------------
Item 3.   Legal Proceedings.
-----------------------------------------------------------------------------

     In the fourth quarter of 2002 Prografix, a printing company, filed a complaint against us in the Third District Court for Salt
Lake County for amounts due by us related to printing services.
In the first quarter of 2003, Prografix obtained a default judgement against us in the amount of $34,682.47.

     In the first quarter of 2003 Metro Display, a printing company, filed a complaint against us for amounts due by us related to printing services totaling approximately $4,747. This action is still pending.

     We have not defended either case and do not intend to do so, since we chose to conserve our resources as best as possible for our survival. Our goal is to work our way to profitability and hopefully resolve the claims against us.

     No other claims are pending or have been threatened.


-----------------------------------------------------------------------------
Item 4.   Submission of Matters to Vote of Security Holders.
-----------------------------------------------------------------------------

     No matters were submitted to vote of the Company's security holders during the Company's most recent calendar year ending December 31, 2002.


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

Holders

     As of the date of this report, there were forty-six holders of record of our common stock.

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

     Our operations recently commenced at the end of 2000 and we do not have a history of operations from which we can evaluate our ability to generate revenue at sufficient levels to sustain and develop our operations without outside financing. We emphasize that it is management's belief alone regarding the potential market for our advertising product that serves as the basis for pursuing this business. Furthermore, since 88 percent of our sales revenue during the year ended 2001 was derived from a single customer, the Newspaper Agency Corporation, the loss of this customer during 2002 has resulted in a substantial reduction in our sales revenue. If our belief about the market for our product is wrong or if we are unable to find other customers to replace the revenue of the Newspaper Agency Corporation, then our sales revenues will likely continue to stagnate or decrease and our ability to sustain and develop the business will be substantially impaired. In these circumstances we would likely need to seek outside financing to sustain our operations, and we do not know whether financing would be available on acceptable terms. The foregoing factors raise substantial doubt about our ability to continue as a going concern.

Results of Operations
For the Calendar Years Ended December 31, 2002 and 2001

     For the calendar year ended December 31, 2002 and 2001, Wrap-N-Roll had sales revenue of $59,111 and $258,872, respectively.
The decrease in sales revenue is a result of the loss of one of our largest customers, the Newspaper Agency Corporation.

     Revenue has remained consistent since the first quarter 2002, so that our average monthly revenue rate over the twelve months of 2002 was approximately $4,926. Our goal is to increase monthly revenue by at least 10 percent each month over the next 12 months. This has been our goal for the past year, but with the loss of revenue from our largest customer, we failed to reach this goal by a substantial margin. At present our marketing effort is limited to personal sales calls we initiate with
business owners in the Salt Lake City metropolitan area.    We
have not implemented any other form of advertising or marketing for our advertising product and believe we can achieve our sales goals over the next 12 months with direct sales efforts. The revenue we generate internally from marketing our specialty advertising products with our current personnel and resources may not be adequate to cover our costs of production and operating expenses through the next 12 months.

     For the calendar year ended December 31, 2002, our cost of goods sold was $69,397 or 117 percent of sales revenue for the calendar year. This increase in cost of goods sold was largely due to orders that were canceled after printing was completed and before installation was completed. Cost of goods sold includes $53,098 for the cost of production of the advertising material we sell and its installation; $15,629 for automobile costs, including lease, depreciation, insurance, fuel and service; and $670 for contract labor.

     General and administrative expenses for all periods consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $103,934 for the calendar year ended December 31, 2002, compared to $96,859 for the calendar year ended December 31, 2001. Selling expenses were $31 for the calendar year ended December 31, 2002, compared to $925 for the calendar year ended December 31, 2001.

     Our operating expenses consisted primarily of salary for our two employees, office expenses, and professional fees incurred to comply with our reporting obligations under the Securities Exchange Act of 1934. The total salary expense for Cliff Halling, our president, was $45,600 through December 31, 2002, or 77 percent of sales revenue. We paid to our sales person a salary of $3,000 per month, which began August 2001 and ended October 2002. The total salary expense for our sales personnel was $30,462. Office expenses, including employee benefits, taxes and licenses and travel and entertainment, totaled $14,155 during the calendar year ended December 31, 2002. Our vehicle leasing and purchase obligations total $807 per month, which includes approximately $300 payable over a three-year term for the leased vehicle and the remainder payable over a five-year term for the vehicle being purchased. Our office rent and utilities through December 31, 2002 was $2,400. Professional fees were $11,317 during the calendar year 2002.

     Wrap-N-Roll had two cars under operating leases expiring 2003. On April 21, 2001, we purchased a new van to replace one of the cars. To finance the purchase, Cliff Halling, our sole officer and director, paid $1,000 to the financing agency. This payment made by Mr. Halling for our benefit was applied to reduce his outstanding obligations payable to us. Wrap-N-Roll also assigned the operating lease for the original car to the financing agency and recognized a $1,500 gain on the assignment. The remaining $28,865 was financed through an unrelated financing agency at an effective interest rate of 2.90 percent. Gain on assignment of operating lease for the calendar year ended December 31, 2002 was $0, and was $1500 for the comparable period in 2001.

     Interest expense for the calendar years ended December 31, 2002 and 2001, was $6,649 and $3,059, respectively. We also recognized interest income of $961 for the calendar year ended December 31, 2002, on a note receivable from Cliff Halling.

     As a result of the foregoing factors, Wrap-N-Roll realized a net loss of $119,939 for the calendar year ended December 31, 2002 compared to a net loss of $36,713 for the calendar year ended December 31, 2001. The net operating loss for all periods resulted primarily from cost of goods sold, general and administrative expenses and interest expense. The net loss per share for 2002 and 2001 was $0.01 and $0.00 respectively.

Liquidity and Capital Resources
For the Calendar Years Ended December 31, 2002 and 2001

     At December 31, 2002, we had a working capital deficit of $164,247 compared to a working capital deficit of $45,507 at December 31, 2001.

     Current assets consist primarily of cash in the amount of $247, and notes receivable from Cliff Halling, our president and sole director, in the amount of $10,916. Prior to July 2001, Wrap-N-Roll advanced a total of $15,027 to Mr. Halling, which is represented by a note payable to Wrap-N-Roll bearing interest at 7 percent per annum and due on demand. We made a further advance to Mr. Halling in the amount of $2,500 represented by a note dated August 1, 2001, bearing interest at 7 percent per annum and due on demand. Mr. Halling has repaid $8,095 on the notes, so that the outstanding balance at December 31, 2002, was $9,432 with accrued interest of $1,484. We do not have any present intention of making further advances to Mr. Halling.

     Current liabilities total $175,410 and consist primarily of $90,995 in accounts payable and accrued expenses, $49,543 of accounts payable and accrued related party expenses, $29,171 on the current portion due of notes payable and $5,701 of current portion of a long-term debt incurred to purchase our van.

     The $29,171 is in the form of three separate promissory notes, all to a former shareholder or an entity controlled by a former shareholder. The first note, dated August 1, 2002 is in the amount of $16,671 and is due on demand, bearing interest at the rate of 10% per annum. The second note dated July 30, 2002 is in the amount of $10,000 and is due on demand, bearing interest at the rate of 10% per annum. The third note dated October 17, 2002 is in the amount of $2,500 and is due on demand, bearing interest at the rate of 10% per annum.
     In March of 2003, a period subsequent to our year-end December 31, 2002 a former shareholder loaned us an additional $6,400 bearing interest at 10% per annum, payable on demand.

     In January 2003, a period subsequent to our year-end December 31, 2002, we entered into an agreement to secure the liability of one of our debtors. This security agreement is in the amount of $10,125.68 and is secured by a first lien on our assets with the exception of our Company van, which is pledged to the loaning finance company. The August 2002 and July 2002 notes along with accrued interest that were due to a former shareholder were also secured in January 2003 by a second and third lien against our assets, respectively. The amounts underlying these secured positions totaling $39,296.00, excluding the van, are payable in full May 30, 2003 and are accruing interest at a rate of 8% per annum.

     Long-term debt at December 31, 2002, consisted of $15,132 due an unrelated finance company that provided the financing on our van. The obligation is payable in monthly installments over a term of five years commencing in April 2001, bears interest at three percent per annum, and is secured by our van with a net book value of $20,387.

     Currently our obligations substantially exceed our assets. While the parties holding secured positions have not threatened any action against us, there can be no assurances they will not do so in the future. Such actions could have a serious if not fatal effect on us.

     If we achieve our revenue goals by the end of 2003, then we will evaluate the feasibility of adding employees. New employees will be added only if our operations can support the new employees without outside financing and if we believe the addition of these employees will enable us to penetrate our market more effectively. An increase in our operations and the number of employees may require us to seek larger office space to house our marketing and service personnel. Should this growth occur, we do not expect that we would need more than approximately 600 square feet of office space. We believe that there is an adequate supply of office space in Salt Lake County, Utah to meet our need for larger space, should it arise. Based solely on our informal investigation of office space, we believe we could find suitable space to rent for $12 per square foot per year, or a total of $7,200 per year for 600 square feet.

     Wrap-N-Roll began generating sales revenue from its business operations since the beginning of 2001. Consequently, we do not have a history of operations that allows us to predict with any certainty whether our sales will continue at current levels or decrease over the next 12 months.

     In the past Cliff Halling, our president and sole director, agreed to defer payment of his compensation when we did not have sufficient revenue to pay the expense. We have no agreement or arrangement with Mr. Halling to renew this practice in the future, should the need arise. We have also relied in the past on loans from a previous stockholder, to provide working capital for our operations. We similarly have no agreement or arrangement with this person to provide financing in the future. Should there be a substantial reduction in our sales revenue at any time over the next 12 months it is likely we would need to seek outside financing to fund our operations. We have not identified any sources for such financing and we do not know whether any financing would be available to us on acceptable terms.

-----------------------------------------------------------------------------
Item 7.   Financial Statements.
-----------------------------------------------------------------------------

     Filed herewith are the Company's audited financial statements for the calendar years ended December 31, 2002 and 2001.










                  [THIS AREA WAS INTENTIONALLY LEFT BLANK]

                      WRAP-N-ROLL USA, INC.

                      FINANCIAL STATEMENTS

                        DECEMBER 31, 2002

                            CONTENTS

                                                              PAGE

        -  Independent Auditors' Report                        16


        -  Balance Sheet, December 31, 2002                    17


        -  Statements of Operations, for the years
            ended December 31, 2002 and 2001                   18


        -  Statement of Stockholders' Equity (Deficit),
            for the years ended December 31, 2002
            and 2001                                           19


        -  Statements of Cash Flows, for the years
            ended December 31, 2002 and 2001                 20 - 21


        -  Notes to Financial Statements                     22 - 32

                  INDEPENDENT AUDITORS' REPORT


Board of Directors
WRAP-N-ROLL USA, INC.
Sandy, Utah

We have audited the accompanying balance sheet of Wrap-N-Roll USA, Inc. at December 31, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Wrap-N-Roll USA, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 10 to the financial statements, the Company has incurred losses since its inception and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




PRITCHETT, SILER & HARDY, P.C.

March 3, 2003
Salt Lake City, Utah

                      WRAP-N-ROLL USA, INC.

                          BALANCE SHEET


                             ASSETS

                                                             December 31,
                                                                 2002
                                                             ____________
CURRENT  ASSETS:
  Cash                                                       $        247
  Related party receivable                                          1,484
  Notes receivable - related party                                  9,432
                                                             ____________
        Total Current Assets                                       11,163

PROPERTY AND EQUIPMENT, net                                        20,387
                                                             ____________
                                                             $     31,550
                                                             ____________


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                      $     90,995
  Accounts payable and accrued expenses
    - related party                                                49,543
  Note payable - related party                                     29,171
  Current portion of long-term debt                                 5,701
                                                             ____________
        Total Current Liabilities                                 175,410

LONG-TERM DEBT, less current portion                               15,132
                                                             ____________
        Total Liabilities                                         190,542
                                                             ____________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                                     -
  Common stock, $.001 par value,
   20,000,000 shares authorized,
   10,550,000 shares issued and
   outstanding                                                     10,550
  Capital in excess of par value                                      450
  Retained earnings (deficit)                                    (169,992)
                                                             ____________
        Total Stockholders' Equity (Deficit)                     (158,992)
                                                             ____________
                                                             $     31,550
                                                             ____________


 The accompanying notes are an integral part of this financial statement.

                      WRAP-N-ROLL USA, INC.

                    STATEMENTS OF OPERATIONS


                                                     For the Year Ended
                                                        December 31,
                                                   ______________________
                                                      2002        2001
                                                   __________  __________

SALES REVENUE, net of returns,
  discounts and allowances                         $   59,111  $  258,872

COST OF GOODS SOLD                                     69,397     196,765
                                                   __________  __________
GROSS PROFIT (LOSS)                                   (10,286)     62,107
                                                   __________  __________
EXPENSES:
  Selling                                                  31         925
  General and administrative                          103,934      96,859
                                                   __________  __________
      Total Expenses                                  103,965      97,784
                                                   __________  __________

LOSS BEFORE OTHER INCOME (EXPENSE)                   (114,251)    (35,677)
                                                   __________  __________

OTHER INCOME (EXPENSE):
  Gain on assignment of operating lease                     -       1,500
  Interest income - related party                         961         523
  Interest expense - related party                     (2,299)     (1,370)
  Interest expense                                     (4,350)     (1,689)
                                                   __________  __________
      Total Other Income (Expense)                     (5,688)     (1,036)
                                                   __________  __________

LOSS BEFORE INCOME TAXES                             (119,939)    (36,713)

CURRENT TAX EXPENSE                                         -           -

DEFERRED TAX EXPENSE                                        -           -
                                                   __________  __________

NET LOSS                                           $ (119,939) $  (36,713)
                                                   __________  __________

LOSS PER COMMON SHARE                              $     (.01) $     (.00)
                                                   __________  __________






 The accompanying notes are an integral part of these financial statements.

                      WRAP-N-ROLL USA, INC.

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

         FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                      Preferred Stock   Common Stock     Capital in  Retained
                       _____________ ___________________ Excess of   Earnings
                       Shares Amount   Shares    Amount  Par Value  (Deficit)
                       ______ ______ __________ ________ __________ __________
BALANCE, December 31,
 2000                       - $    - 11,000,000 $ 11,000 $        - $  (13,340)

Net loss for the year
 ended December 31,
 2001                       -      -          -        -          -    (36,713)
                       ______ ______ __________ ________ __________ __________
BALANCE, December 31,
 2001                       -      - 11,000,000   11,000          -    (50,053)

Common stock returned
 to the Company for
 cancellation, June
 2002                       -      -   (450,000)    (450)       450          -

Net loss for the year
 ended December 31,
 2002                       -      -          -        -          -   (119,939)
                       ______ ______ __________ ________ __________ __________
BALANCE, December 31,
 2002                       - $    - 10,550,000 $ 10,550 $      450 $ (169,992)
                       ______ ______ __________ ________ __________ __________
















 The accompanying notes are an integral part of this financial statement.

                      WRAP-N-ROLL USA, INC.

                    STATEMENTS OF CASH FLOWS


                                                     For the Year Ended
                                                        December 31,
                                                   ______________________
                                                      2002        2001
                                                   __________  __________
Cash Flows From Operating Activities:
 Net loss                                          $ (119,939) $  (36,713)
 Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
  Bad debt expense                                        382       2,269
  Depreciation expense                                  6,273       4,705
  Gain on assignment of operating lease                     -      (1,500)
  Non-cash expenses                                     2,400       2,400
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable            668      (3,349)
    (Increase) in related party receivable               (961)     (8,320)
    Increase in accounts payable and accrued
      expenses                                         55,783      33,802
    Increase in accounts payable and accrued
      expenses - related party                         28,224      21,909
                                                   __________  __________
      Net Cash Provided (Used) by Operating
        Activities                                    (27,170)     15,203
                                                   __________  __________

Cash Flows From Investing Activities:
 Payments for notes receivable                              -      (2,500)
 Receipts from notes receivable                         2,295           -
 Payments for property and equipment                        -     (29,368)
                                                   __________  __________
      Net Cash Provided (Used) by Investing
        Activities                                      2,295     (31,868)
                                                   __________  __________

Cash Flows From Financing Activities:
 Proceeds from notes payable - related party           12,392       6,400
 Payments on notes payable - related party                  -      (1,400)
 Proceeds from long-term debt                               -      29,368
 Payments on long-term debt                            (4,927)     (3,105)
                                                   __________  __________
      Net Cash Provided by Financing Activities         7,465      31,263
                                                   __________  __________

Net Increase (Decrease) in Cash                       (17,410)     14,598

Cash at Beginning of Period                            17,657       3,059
                                                   __________  __________

Cash at End of Period                              $      247  $   17,657
                                                   __________  __________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                                        $    1,263  $      556
   Income taxes                                    $        -  $        -


                           [Continued]

                      WRAP-N-ROLL USA, INC.

                    STATEMENTS OF CASH FLOWS

                           [Continued]


Supplemental Schedule of Noncash Investing and Financing
Activities:

  For the year ended December 31, 2002:

     In 2002, the Company applied expenses totaling $2,400 against notes receivable.

     In June 2002, a shareholder returned 450,000 shares of common stock to the Company for cancellation.

     In July 2002, the Company extended a note payable of $5,000, a loan payable of $1,000 and related accrued interest of $108 into a new note payable of $10,000.

  For the year ended December 31, 2001:

         In April 2001, an officer/shareholder of the Company paid $1,000 directly to a financing agency as part of a purchase agreement. In September 2001, the Company applied the payment against two notes receivable.

        In April 2001, the Company assigned an operating lease to a financing agency as part of a purchase agreement. The Company recognized a gain of $1,500 on the assignment.

         In July 2001, the Company extended a receivable of $15,027 into a note receivable.

         In August 2001, the Company extended a note payable of $812, a note payable of $10,000 and the related accrued interest of $859 into a note payable of $16,671.

         In September 2001, the Company started applying accrued rent and utilities/miscellaneous expenses directly against two notes receivable. During 2001, the Company applied expenses totaling $2,400 against the notes receivable.













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

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 11].

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and
  Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146, 147 and
  148 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to December 31, 2002 have been reclassified to conform to the headings  and  classifications used  in  the  December  31,  2002 financial statements.

                      WRAP-N-ROLL USA, INC.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following at:

                                                             December 31,
                                                                 2002
                                                             ____________
        Vehicles                                             $     31,365

        Less: Accumulated depreciation                            (10,978)
                                                             ____________
        Net Property and Equipment                           $     20,387
                                                             ____________

  Depreciation expense for the years ended December 31, 2002 and 2001 was $6,273 and $4,705, respectively.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

  Accounts payable and accrued expenses consisted of the following at:

                                                             December 31,
                                                                 2002
                                                             ____________
        Accounts payable                                     $     69,840
        Accrued payroll, taxes and withholdings                    21,130
        Interest payable                                               25
                                                             ____________
                                                             $     90,995
                                                             ____________

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTY

  Accounts  payable  and  accrued  expenses  to  a  related   party
  consisted of the following at:

                                                             December 31,
                                                                 2002
                                                             ____________
        Accrued payroll - related party                      $     46,674
        Accrued interest - related party                            2,869
                                                             ____________
                                                             $     49,543
                                                             ____________

                      WRAP-N-ROLL USA, INC.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 5 - LONG-TERM DEBT

  Long-term debt consisted of the following at:

                                                             December 31,
                                                                 2002
                                                             ____________
        Note payable to financing agency for 60 months
        at an interest rate of 3%, secured by a vehicle
        with a net book value of $20,387                     $     20,833

        Less: Current portion                                      (5,701)
                                                             ____________
                                                             $     15,132
                                                             ____________

  Maturity of long-term debt for the years ended:

             December 31,         Principal Due
             ____________          ___________
                 2003              $     5,701
                 2004                    5,854
                 2005                    6,027
                 2006                    3,251
                 2007                        -
                                   ___________
                                   $    20,833
                                   ___________

  Interest expense for long-term debt for the years ended December 31, 2002 and 2001 amounted to $1,253 and $556, respectively.

NOTE 6 - CAPITAL STOCK

  Preferred stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at December 31, 2002.

  Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001.

  Cancellation - In June 2002, a shareholder of the Company returned 450,000 shares of common stock for cancellation.

NOTE 7 - OPERATING LEASES

  The Company had two cars under operating leases expiring in 2003. In April 2001, the Company purchased a van to replace one of the cars. As part of the purchase, the Company assigned the lease of the original car to the financing agency [See Note 9].

                      WRAP-N-ROLL USA, INC.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 7 - OPERATING LEASES [Continued]

  Minimum future rental payments under the remaining non-cancelable operating lease having a remaining term in excess of one year as of December 31, 2002 for the years ended and in aggregate are:

             December 31,                         Amount
             ____________                       ___________
                 2003                           $     2,894
                 2004                                     -
                 2005                                     -
                 2006                                     -
                 2007                                     -
                                                ___________
       Total minimum future rental payments:    $     2,894
                                                ___________

  Rental payments for the years ended December 31, 2002 and 2001 amounted to $3,830 and $4,021, respectively.

NOTE 8 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2002, the Company has available unused operating loss carryforwards of approximately $28,800, which may be applied against future taxable income and which expire in various years through 2022. If certain substantial changes in the Company's ownership should occur, there will be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

  At December 31, 2002, the total of all deferred tax assets was approximately $64,200 and the total of all deferred tax liabilities was $600. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance of approximately $63,600. The net change in the valuation allowance was approximately $43,500 during the year ended December 31, 2002.

                      WRAP-N-ROLL USA, INC.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES [Continued]

  The temporary differences gave rise to the following deferred tax asset (liability):

                                                             December 31,
                                                                 2002
                                                             ____________
         Excess of tax over financial
           accounting depreciation                           $      1,126
         Accrued compensation                                      25,168
         Accounts payable                                          26,050
         Accrued interest                                           1,080
         Interest receivable                                         (553)
         Net operating loss carryover                              10,744

  The components of federal income tax expense from continuing operations consisted of the following for the year ended:

                                                             December 31,
                                                                 2002
                                                             ____________
         Current income tax expense:
           Federal                                           $          -
           State                                                        -
                                                             ____________
         Net current tax expense                             $          -
                                                             ____________

         Deferred tax expense (benefit) resulted from:
           Excess of tax over financial
             accounting depreciation                         $       (512)
           Accrued Compensation                                   (16,764)
           Accounts payable                                       (14,599)
           Allowance for bad debts                                    678
           Accrued interest expense                                  (804)
           Accounts receivable                                     (1,070)
           Interest receivable                                        358
           Net operating loss carryover                           (10,744)
           Valuation allowance                                     43,457
                                                             ____________
         Net deferred tax expense                            $          -
                                                             ____________

  Deferred  income tax expense results primarily from the  reversal
  of   temporary  timing  differences  between  tax  and  financial statement income.

                      WRAP-N-ROLL USA, INC.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES [Continued]

  The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the year ended:

                                                             December 31,
                                                                 2002
                                                             ____________
         Computed tax at the expected
           federal statutory rate                                   34.00%
         State income taxes, net of federal benefit                  3.30
         Valuation allowance                                       (36.23)
         Other                                                      (1.07)
                                                             ____________
         Effective income tax rates                                  0.00%
                                                             ____________

NOTE 9 - RELATED PARTY TRANSACTIONS

  Receivable - As of June 30, 2001, an officer/shareholder of the Company had been advanced a total of $15,027 by the Company as a non-interest bearing loan. On July 1, 2001, the Company extended the receivable of $15,027 into a note receivable.

  Notes Receivable - On July 1, 2001, the Company extended a receivable of $15,027 into a note receivable. On August 1, 2001 the Company signed a note receivable with an officer/shareholder of the Company for $2,500. Both notes accrue interest at 7% per annum and are due on demand. At December 31, 2002, accrued interest amounted to $1,484. As of December 31, 2002, the Company had applied rent and utilities/miscellaneous expenses totaling $4,800 and a $1,000 down payment made on behalf of the Company against the principal of the two notes, plus the officer/shareholder repaid $2,295, resulting in principal of $9,432 owed at December 31, 2002 [See below].

  Purchase Agreement - On April 21, 2001, the Company purchased a van for $31,365 to replace one of its leased cars. To finance the purchase, an officer/shareholder of the Company paid $1,000 to the financing agency and the Company assigned its operating lease to the financing agency and recognized a $1,500 gain. The remaining $28,865 was financed through the financing agency in the name of the officer/shareholder at an interest rate of 3%. The agreement was negotiated in the name of the officer/shareholder to take advantage of certain conditions and financing arrangements that were unavailable to the Company. The Company then purchased the van from the officer/shareholder on the same terms and conditions. The agreement requires the Company to make 60 monthly payments of $518 directly to the financing agency beginning June 8, 2001. At December 31, 2002, the Company owed $20,833 on the purchase of the van [See Note 5].

  Loan Payable - On May 28, 2002, an entity controlled by a former shareholder of the Company loaned $1,000 to the Company as a 30-day loan. On July 30, 2002, the loan was extended into a new note payable.

                      WRAP-N-ROLL USA, INC.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS [Continued]

  Notes Payable - As of July 31, 2001, the Company owed a former shareholder of the Company $812 for a note payable due April 1, 2002 accruing interest at 10% per annum, $10,000 for a note payable due October 31, 2001 accruing interest at 10% per annum and $859 for interest that had accrued on the two notes payable. On August 1, 2001, the Company extended the notes and related accrued interest with an additional loan of $5,000 into a note payable of $16,671 that was due August 1, 2002. The note accrues interest at 10% per annum. On August 1, 2002, the note was extended to be due on demand. Accrued interest amounted to $2,360 at December 31, 2002.

  On April 24, 2001, the Company signed a $1,400 note payable to a former shareholder of the Company. The note accrued interest at 10% per annum. On July 20, 2001, the Company repaid the note payable and accrued interest of $35.

  On April 15, 2002, the Company signed a $5,000 note payable to an entity controlled by a former shareholder of the Company. The note accrued interest at 10% per annum and was due on demand. On July 30, 2002, the Company extended the note, a $1,000 loan, related accrued interest of $108 and an additional loan of $3,892 into a new note payable of $10,000. The note accrues interest at 10% per annum and is due on demand. Accrued interest amounted to $458 at December 31, 2002.

  On October 17, 2002, the Company signed a $2,500 note payable to a former shareholder of the Company. The note accrues interest at 10% per annum and in due on demand. Accrued interest amounted to $51 at December 31, 2002.

  Management Compensation - On January 1, 2001, the Company entered into an employment agreement with an officer/shareholder of the Company to pay $1,000 per month for three years. On April 1, 2001, the Company increased the salary to $4,000 per month. During the years ended December 31, 2002 and 2001, respectively, the Company accrued payroll of $24,369 and $22,305 and paid $21,231 and $18,462 to the officer/shareholder.

  Office Space/Utilities - On January 1, 2001, the Company entered into rental and utilities agreements with an officer/shareholder of the Company allowing the Company to use office space in his home for the operations of the Company at a base rent of $100 per month and a base utility expense of $100 per month. During the years ended December 31, 2002 and 2001, the Company expensed $2,400 and $2,400, respectively, as rent and utilities/miscellaneous expenses which have been applied against the principal of two notes receivable from the officer/shareholder [See above].

                      WRAP-N-ROLL USA, INC.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 10 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 11 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share for the periods presented:

                                                     For the Year Ended
                                                        December 31,
                                                   ______________________
                                                      2002        2001
                                                   __________  __________
    Loss from operations available to common
     shareholders (numerator)                      $ (119,939) $  (36,713)
                                                   __________  __________
    Weighted average number of common
    shares outstanding used in loss per share
    for the period (denominator)                   10,742,329  11,000,000
                                                   __________  __________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

  Employment Agreement - On August 1, 2001, the Company entered into an employment agreement with an employee. The agreement provided for a $3,000 per month salary for a period of one year commencing August 1, 2001. The employment agreement continued on a month-to-month basis. In November 2002, the Company terminated the employment agreement. During the years ended December 31, 2002 and 2001, respectively, the Company accrued payroll of $20,769 and $1,703 and paid $9,692 and $13,846 to the employee.

  Joint Agreements - On May 14, 2001, the Company entered into a one-year joint agreement with Jose Dicenzo ("JD") to provide advertising services and evenly split the revenues. The Company was to provide advertisers and collection of payments. JD was to provide a fleet of vehicles available for wrapping, business referrals and vehicle wrapping. No revenues were generated as part of this agreement.

                      WRAP-N-ROLL USA, INC.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES [Continued]

  On June 11, 2001, the Company entered into a one-year joint agreement with Newspaper Agency Corporation ("NAC") to provide advertising services and evenly split the revenues. The Company provided advertisers, vehicle wrapping and collection of payments. NAC provided a fleet of vehicles available for wrapping and business referrals. During the years ended December 31, 2002 and 2001, respectively, the Company recognized $350 and $660 in revenues as part of this agreement.

  The Company was negotiating a six-month joint agreement with the Standard Examiner ("SE") to provide advertising services and evenly split the revenues. The Company was expected to provide advertisers, vehicle wrapping and collection of payments. SE was expected to provide a fleet of vehicles available for wrapping and business referrals. The Company had started providing services based on the anticipated agreement. The Company was unable to negotiate a joint agreement with SE and is no longer providing any services. In settlement for use of SE vehicles, the Company paid all of the revenues generated from the use of SE vehicles plus $85.

  Litigation - In December 2002, Prografix International, Inc. ["Prografix"], a supplier of the Company, filed a complaint in the Third District Court for Salt Lake County. Prografix claims that the Company has not paid for services rendered and seeks a judgement against the Company in the amount of unpaid invoices plus interest. Prografix subsequently obtained a judgement of $34,682 against the Company [See Note 14].

NOTE 13 - CONCENTRATIONS

  Significant Customers - The following table lists the percent of sales made to each customer that accounted for 10% or more of total sales during the year ended December 31, 2002:

         Customer A       18%
         Customer B       11%

  The loss of these significant customers could adversely affect the Company's business and financial position.

  Geographic Region - During the year ended December 31, 2002, all of the Company's sales and operations were located in and around Salt Lake City, Utah.

NOTE 14 - SUBSEQUENT EVENTS

  Notes Payable - On January 8, 2003, the Company signed an $18,755 note payable to a former shareholder of the Company. The note accrues interest at 8% per annum, is due May 30, 2003 and is secured by all the assets of the Company.

  On January 8, 2003, the Company signed a $10,417 note payable to an entity controlled by a former shareholder of the Company. The note accrues interest at 8% per annum, is due May 30, 2003 and is secured by all the assets of the Company.

                      WRAP-N-ROLL USA, INC.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 14 - SUBSEQUENT EVENTS [Continued]

  On January 8, 2003, the Company signed a $10,126 note payable to Mark E. Lehman & Associates, PLLC. The note accrues interest at 8% per annum, is due May 30, 2003 and is secured by all the assets of the Company.

  Litigation - In February 2003, Metro Display, LLC ["MD"], a supplier of the Company, filed a complaint in the Third District Court for Salt Lake County. MD claims that the Company has not paid for services rendered and seeks a judgement against the Company in the amount of unpaid invoices plus collection costs.

  Loans  - In March 2003, a former shareholder of the Company  made
  loans  totaling  $6,400  to  the  Company.   The  amounts  accrue
  interest at 10% per annum and are due on demand.

  Judgement - In March 2003, the Third District Court for Salt Lake County issued a judgement against the Company for Prografix International, Inc. in the amount of $34,682.

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
-----------------------------------------------------------------------------

     The directors and executive officers currently serving us are as follows:

NAME                    AGE         POSITION HELD               SINCE
------                 -----        ---------------            -------

Cliff Halling            42         President, Secretary,        1999
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

     On January 1, 2001, we entered into a three-year Employment Agreement with Cliff Halling for his services as president, secretary, and treasurer. Under the original agreement Mr. Halling received a monthly salary of $1,000, which we would accrue until we achieved net income of $50,000, at which time Wrap-N-Roll would pay 50 percent of net income before tax towards reducing the accrued salary. On April 1, 2001, we revised the agreement to provide for a monthly salary of $4,000, and agreed to begin paying salary as funds were available. At December 31, 2002, the amount of unpaid salary was $46,674. Under the Employment Agreement Mr. Halling is entitled to participate in any life insurance, stock option, retirement, pension, or profit-sharing programs we establish for the benefit of employees, but we have yet to establish any such benefits or plans and have no intention of doing so at the present time. Wrap-N-Roll has the right to terminate the Employment Agreement on thirty days written notice in the event of a sale of substantially all our assets, the sale or disposition of shares representing more than 50 percent of the outstanding common stock of Wrap-N-Roll, or a merger or consolidation after which our stockholders immediately prior to the transaction hold less than 50 percent of the issued and outstanding shares after the transaction.

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

                              AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER      BENEFICIAL OWNER         PERCENT OF CLASS
------------------------      --------------------     ----------------

Cliff Halling                      9,990,000                94.7%
1056 East Platinum Way
Sandy, Utah 84094

All Executive Officers &
Directors as a Group
(One Person)                       9,990,000                94.7%

-----------------------------------------------------------------------------
Item 12.   Certain Relationships and Related Transactions.
-----------------------------------------------------------------------------

     Effective June 1, 1999, we issued to Cliff Halling, an officer and director, a total of 10,000,000 shares of common stock for $10,000 cash.

     During the fourth quarter of calendar year 2000, we made several non-interest bearing advances to Cliff Halling, our president, totaling $7,230. During the first six months of 2001 we made further advances totaling $12,797, and during this period $5,000 of the advances were repaid to us, so that the total amount of the outstanding advances was $15,027. On July 1, 2001, Mr. Halling issued to us a note in the principal amount of $15,027 bearing interest at the rate of seven percent per annum that is payable on demand to memorialize his obligation to Wrap-N-Roll. Mr. Halling paid $1,000 for our benefit to an unrelated financing agency in connection with the purchase of our new van in April 2001. This payment was applied to reduce his outstanding note obligation payable to us. In July 2001, we made further advances to Mr. Halling totaling $2,500, which are represented by a note in that amount dated August 1, 2001, bearing interest at the rate of seven percent per annum that is payable on demand. A payment of $2,400 due to Mr. Halling under our Rental/Utilities Agreement with him was applied to reduce his obligations to Wrap-N-Roll. Consequently, at December 31, 2002, Mr. Halling was indebted to us on the notes in the amount of $9,432, plus accrued interest of $1,484. During the year ended December 31, 2002, our receivables from Mr. Halling decreased by $3,734.

     During the year ended December 31, 2002, our accounts payable to Mr. Halling increased by $25,952 to a total of $46,674 which is attributable entirely to salary that was accrued but not paid to Mr. Halling during the period.

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

-----------------------------------------------------------------------------
Item 14.   CONTROLS AND PROCEDURES
-----------------------------------------------------------------------------

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


                                   WRAP-N-ROLL USA, INC.




                                   /s/ Cliff Halling
                                   ---------------------------------------
Date: April 14, 2003               By: Cliff Halling, President, Secretary
                                                       Treasurer, Director



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                   /s/ Cliff Halling
                                   ---------------------------------------
Date: April 14, 2003               By: Cliff Halling, Director

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

10.12     *9*       Rental/Utilities Agreement by and between the Company
                    and Cliff Halling dated September 1, 2001.

10.13     *9*       Note Receivable in the form of a Promissory Note Dated
                    August 1, 2001 executed by the Company.

10.14     *10*      Note Payable in the form of a
                    Promissory Note Dated April 15, 2002 executed by the Company.

10.15     *10*      Note Payable in the form of a
                    Promissory Note Dated July 30, 2002.

10.16     *11*      Promissory Note Dated August
                    1, 2002, executed by the Company.

10.17     *11*      Promissory Note Dated October
                    17, 2002, executed by the Company.

 99.1 Certification Purusant to 18 USC, Section 1350, As Adopted Pursuant to Sections 302 and 906 of the Sarbanes- Oxley Act of 2002


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

*11* The listed exhibits are incorporated herein by this reference to the quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, filed by the Company with the Securities and Exchange Commission on November 14, 2003.