Form 10QSB
period 2003-03-31
WRAP N ROLL USA INC
filed 2003-05-19
CIK 1105858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003.

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

     As of May 15, 2003, there were 10,550,000 shares of common stock issued and outstanding.

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


PAGE

------

                        PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . 3


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. . .20



                         PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .23


ITEM 2.   CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . ...23


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . .23


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . .24


ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . ...24


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .24


     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .24

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



                           WRAP-N-ROLL USA, INC.

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2003





                                 CONTENTS

                                                                PAGE

        -   Unaudited Condensed Balance Sheets,
            March 31, 2003 and December 31, 2002               4 - 5


        -   Unaudited Condensed Statements of Operations,
            for the three months ended March 31, 2003
            and 2002                                             6


        -   Unaudited Condensed Statements of Cash Flows,
            for the three months ended March 31, 2003
            and 2002                                           7 - 8


        -   Notes to Unaudited Condensed Financial Statements  9 - 19

                           WRAP-N-ROLL USA, INC.

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                          March 31,   December 31,
                                             2003         2002
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $        1   $      247
  Accounts receivable, net of
    allowance for doubtful accounts
    of $0 and $0, respectively                 1,500            -
  Prepaid expense                              1,576            -
  Related party receivable                     1,632        1,484
  Notes receivable - related party             7,481        9,432
                                         ___________  ___________
        Total Current Assets                  12,190       11,163

PROPERTY AND EQUIPMENT, net                   18,819       20,387
                                         ___________  ___________
                                          $   31,009   $   31,550
                                         ___________  ___________






















                                [Continued]

                           WRAP-N-ROLL USA, INC.

                    UNAUDITED CONDENSED BALANCE SHEETS

                                [Continued]


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                          March 31,   December 31,
                                             2003         2002
                                         ___________  ___________
CURRENT LIABILITIES:
  Accounts payable and accrued expenses   $   36,946   $   90,995
  Accounts payable and accrued expenses
    - related party                           59,346       49,543
  Judgements payable                          39,548            -
  Note payable                                10,126            -
  Notes payable - related party               38,072       29,171
  Current portion of long-term debt            6,240        5,701
                                         ___________  ___________
    Total Current Liabilities                190,278      175,410

LONG-TERM DEBT, less current portion          13,590       15,132
                                         ___________  ___________
    Total Liabilities                        203,868      190,542
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   20,000,000 shares authorized,
   10,550,000 shares issued and
   outstanding                                10,550       10,550
  Capital in excess of par value                 450          450
  Retained earnings (deficit)               (183,859)    (169,992)
                                         ___________  ___________
    Total Stockholders' Equity (Deficit)    (172,859)   (158,992)
                                         ___________  ___________
                                          $   31,009   $   31,550
                                         ___________  ___________









Note: The Balance Sheet of December 31, 2002 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                           WRAP-N-ROLL USA, INC.

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                    For the Three
                                                     Months Ended
                                                      March 31,
                                                  __________________
                                                     2003      2002
                                                  ________   ________
SALES REVENUE, net of returns,
  discounts and allowances                        $  3,000   $ 13,603

COST OF GOODS SOLD                                   2,797     10,573
                                                  ________   ________
GROSS PROFIT                                           203      3,030
                                                  ________   ________
EXPENSES:
  General and administrative                        12,478     31,389
                                                  ________   ________
        Total Expenses                              12,478     31,389
                                                  ________   ________

LOSS BEFORE OTHER INCOME (EXPENSE)                 (12,275)   (28,359)
                                                  ________   ________
OTHER INCOME (EXPENSE):
  Interest income - related party                      148        240
  Interest expense - related party                  (1,063)      (534)
  Interest expense                                    (677)      (417)
                                                  ________   ________
        Total Other Income (Expense)                (1,592)      (711)
                                                  ________   ________

LOSS BEFORE INCOME TAXES                           (13,867)   (29,070)

CURRENT TAX EXPENSE                                      -          -

DEFERRED TAX EXPENSE                                     -          -
                                                  ________   ________

NET LOSS                                          $(13,867)  $(29,070)
                                                  ________   ________

LOSS PER COMMON SHARE                             $   (.00)  $   (.00)
                                                  ________   ________









 The accompanying notes are an integral part of these unaudited condensed financial statements.

                           WRAP-N-ROLL USA, INC.

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                    For the Three
                                                     Months Ended
                                                      March 31,
                                                  __________________
                                                     2003    2002
                                                  ________  ________
Cash Flows from Operating Activities:
 Net loss                                        $(13,867)  $(29,070)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
 Depreciation expense                               1,568      1,568
 Non-cash expenses                                    600        600
 Changes in assets and liabilities:
   (Increase) decrease in accounts receivable      (1,500)       923
   (Increase) in prepaid expense                   (1,576)         -
   (Increase) in related party receivable            (148)      (240)
   Increase (decrease) in accounts payable
     and accrued expenses                          (4,375)     9,693
   Increase in accounts payable and
     accrued expenses - related party              12,304      2,925
                                                  ________  ________
        Net Cash (Used) by
         Operating Activities                      (6,994)   (13,601)
                                                  ________  ________

Cash Flows from Investing Activities:
 Receipts from notes receivable                     1,351          -
                                                  ________  ________
        Net Cash Provided by
         Investing Activities                       1,351          -
                                                  ________  ________

Cash Flows from Financing Activities:
 Proceeds from notes payable - related party        6,400          -
 Payments on long-term debt                        (1,003)    (1,375)
                                                  ________  ________
        Net Cash Provided (Used) by
         Financing Activities                       5,397     (1,375)
                                                  ________  ________

Net Increase (Decrease) in Cash                      (246)   (14,976)

Cash at Beginning of Period                           247     17,657
                                                  ________  ________

Cash at End of Period                             $     1   $  2,681
                                                  ________  ________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                       $   865   $    179
   Income taxes                                   $     -   $      -



                                [Continued]

                           WRAP-N-ROLL USA, INC.

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                [Continued]


Supplemental Schedule of Non-cash Investing and Financing Activities:

 For the three months ended March 31, 2003:

   In January 2003, the Company extended accounts payable of $10,126 into a new note payable.

   In January 2003, the Company extended related party notes payable of $26,671 and related accrued interest of $2,501 into two new notes payable.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 13].

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

  Reclassification - The financial statements for periods prior to March 31, 2003 have been reclassified to conform to the headings and classifications used in the March 31, 2003 financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following at:

                                          March 31,   December 31,
                                             2003         2002
                                         ___________  ___________
        Vehicles                         $   31,365   $   31,365

        Less: Accumulated depreciation      (12,546)     (10,978)
                                         ___________  ___________
        Net Property and Equipment       $   18,819   $   20,387
                                         ___________  ___________

  For the three months ended March 31, 2003 and 2002, respectively, depreciation expense amounted to $1,568 and $1,568.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

  Accounts payable and accrued expenses consisted of the following at:

                                          March 31,   December 31,
                                             2003         2002
                                         ___________  ___________
        Accounts payable                 $   15,641   $   69,840
        Accrued payroll, taxes and
          withholdings                       20,769       21,130
        Interest payable                        536           25
                                         ___________  ___________
                                         $   36,946   $   90,995
                                         ___________  ___________

                           WRAP-N-ROLL USA, INC.

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTY

  Accounts payable and accrued expenses to related parties consisted of the following at:

                                          March 31,   December 31,
                                             2003         2002
                                         ___________  ___________
        Accrued payroll - related party  $   58,305   $   46,674
        Accrued interest - related party      1,041        2,869
                                         ___________  ___________
                                         $   59,346   $   49,543
                                         ___________  ___________

NOTE 5 - JUDGEMENTS PAYABLE

  In March 2003, the Third District Court for Salt Lake County issued a judgement against the Company for Prografix International, Inc. in the amount of $34,682 [See Note 14]. The judgement provides for interest to accrue on the principal balance at 10% per annum. For the three months ended March 31, 2003 and 2002, respectively, interest expense amounted to $304 and $0. At March 31, 2003, accrued interest amounted to $304.

  In April 2003, the Third District Court for Salt Lake County issued a judgement against the Company for Metro Display, LLC in the amount of $4,866 [See Notes 14 and 16]. The judgement provides for interest to accrue on the principal balance at 10% per annum. For the three months ended March 31, 2003 and 2002, respectively, interest expense amounted to $0 and $0. At March 31, 2003, accrued interest amounted to $0.

  The amounts recorded as judgements payable consisted of the following at:

                                          March 31,   December 31,
                                             2003         2002
                                         ___________  ___________
     Judgement for Prografix
       International, Inc.               $  34,682    $       -
     Judgement for Metro Display, LLC        4,866            -
                                         ___________  ___________
                                         $  39,548    $       -
                                         ___________  ___________

NOTE 6 - NOTE PAYABLE

  On January 8, 2003, the Company extended an accounts payable balance of $10,126 into a note payable to Mark E. Lehman & Associates, PLLC. The note is secured by all the assets of the Company, accrues interest at 8% per annum and is due May 30, 2003. For the three months ended March 31, 2003 and 2002, respectively, interest expense amounted to $189 and $0. At March 31, 2003, accrued interest amounted to $189.

                           WRAP-N-ROLL USA, INC.

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM DEBT

  Long-term debt consisted of the following at:

                                          March 31,   December 31,
                                             2003         2002
                                         ___________  ___________
        Note payable to a financing
        agency for 60 months at
        3% interest, secured by a
        vehicle with a net book
        value of $18,819                 $   19,830   $   20,833

        Less: Current portion                (6,240)      (5,701)
                                         ___________  ___________
                                         $   13,590   $   15,132
                                         ___________  ___________

  Maturity of long-term debt for the twelve-month periods ended:

              March 31,           Principal Due
            ____________           ___________
                 2004               $    6,240
                 2005                    5,899
                 2006                    6,073
                 2007                    1,618
                 2008                        -
                                   ___________
                                    $   19,830
                                   ___________

  For  the  three  months ended March 31, 2003 and  2002,  respectively,
  Interest  expense for long-term debt amounted to $144  and  $179.   At
  March 31, 2003, accrued interest amounted to $43.

NOTE 8 - CAPITAL STOCK

  Preferred stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at March 31, 2003 and December 31, 2002.

  Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001.

  Common Stock Cancellation - In June 2002, a shareholder of the Company returned 450,000 shares of common stock for cancellation.

NOTE 9 - OPERATING LEASES

  The Company had two cars under operating leases expiring in 2003. In April 2001, the Company purchased a van to replace one of the cars. As part of the purchase, the Company assigned the lease of the original car to the financing agency [See Note 11].

                           WRAP-N-ROLL USA, INC.

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - OPERATING LEASES [Continued]

  Minimum future rental payments under the remaining non-cancelable operating lease for the twelve-month periods ended and in aggregate are:

              March 31,               Amount
            ____________           ___________
                 2004               $    2,315
                 2005                        -
                 2006                        -
                 2007                        -
                 2008                        -
                                   ___________
       Total minimum future
         rental payments:           $    2,315
                                   ___________

  For the three months ended March 31, 2003 and 2002, respectively, rental payments amounted to $418 and $868, respectively.

NOTE 10 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2003, the Company has available unused operating loss carryforwards of approximately $47,900, which may be applied against future taxable income and which expire in various years through 2023. If certain substantial changes in the Company's ownership should occur, there will be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

  At  March  31,  2003,  the  total  of  all  deferred  tax  assets  was approximately $70,000 and the total of all deferred tax liabilities was $1,200. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance of approximately $68,800. The net change in the valuation allowance was approximately $5,200 during the three months ended March 31, 2003.

                           WRAP-N-ROLL USA, INC.

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES [Continued]

  The temporary differences gave rise to the following deferred tax asset (liability):

                                                 March 31,
                                                    2003
                                                ___________
         Excess of tax over financial
           accounting depreciation               $    1,435
         Accrued compensation                        29,495
         Accounts payable                            20,586
         Accrued interest                               588
         Accounts receivable                           (560)
         Interest receivable                           (609)
         Net operating loss carryover                17,851

  The   components  of  federal  income  tax  expense  from   continuing
  operations consisted of the following for the three months ended:

                                                 March 31,
                                                    2003
                                                ___________
         Current income tax expense:
           Federal                               $        -
           State                                          -
                                                ___________
         Net current tax expense                 $        -
                                                ___________

         Deferred tax expense (benefit) resulted from:
           Excess of tax over financial
             accounting depreciation             $     (310)
           Accrued Compensation                      (4,327)
           Accounts payable                           5,464
           Accrued interest expense                     491
           Accounts receivable                          560
           Interest receivable                           55
           Net operating loss carryover              (7,107)
           Valuation allowance                        5,174
                                                ___________
         Net deferred tax expense                $        -
                                                ___________

  Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

                           WRAP-N-ROLL USA, INC.

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES [Continued]

  The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the three months ended:

                                                      March 31,
                                                        2003
                                                     ___________
         Computed tax at the expected
           federal statutory rate                       34.00%
         State income taxes, net of federal benefit      3.30
         Valuation allowance                           (37.30)
                                                     ___________
         Effective income tax rates                      0.00%
                                                     ___________

NOTE 11 - RELATED PARTY TRANSACTIONS

  Notes Receivable - On July 1, 2001, the Company extended a receivable of $15,027 into a note receivable. On August 1, 2001 the Company signed a note receivable with an officer/shareholder of the Company for $2,500. Both notes accrue interest at 7% per annum and are due on demand. At March 31, 2003, accrued interest amounted to $1,632. As of March 31, 2003, the Company had applied rent and utilities/miscellaneous expenses totaling $5,400 and a $1,000 down payment made on behalf of the Company against the principal of the two notes, plus the officer/shareholder repaid $3,646, resulting in principal of $7,481 owed at March 31, 2003 [See below].

  Purchase Agreement - On April 21, 2001, the Company purchased a van for $31,365 to replace one of its leased cars. To finance the purchase, an officer/shareholder of the Company paid $1,000 to the financing agency and the Company assigned its operating lease to the financing agency and recognized a $1,500 gain. The remaining $28,865 was financed through the financing agency in the name of the officer/shareholder at 3% interest. The agreement was negotiated in the name of the officer/shareholder to take advantage of certain conditions and financing arrangements that were unavailable to the
  Company. The Company then purchased the van from the officer/shareholder on the same terms and conditions. The agreement requires the Company to make 60 monthly payments of $518 directly to the financing agency beginning June 8, 2001. At March 31, 2003, the Company owed $19,830 on the purchase of the van [See Note 7].

  Loan  Payable  -  On May 28, 2002, an entity controlled  by  a  former shareholder of the Company loaned $1,000 to the Company as a 30-day loan. On July 30, 2002, the loan was extended into a new note payable.

  Notes Payable - On April 1, 2003, the Company signed a $3,200 note payable to a former shareholder of the Company [See Note 16]. The
  Company had received the proceeds from the note in March 2003. The note accrues interest at 10% per annum and is due on demand. For the three months ended March 31, 2003 and 2002, respectively, interest expense amounted to $0 and $0. At March 31, 2003, accrued interest amounted to $0.

                           WRAP-N-ROLL USA, INC.

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 11 - RELATED PARTY TRANSACTIONS [Continued]

  On March 4, 2003, the Company signed a $3,200 note payable to a former shareholder of the Company. The note accrues interest at 10% per annum and is due on demand. For the three months ended March 31, 2003 and 2002, respectively, interest expense amounted to $25 and $0. At March 31, 2003, accrued interest amounted to $25.

  On January 8, 2003, the Company extended a note payable of $10,000 and related accrued interest of $417 into a new note payable to an entity controlled by a former shareholder of the Company. The note is secured by all the assets of the Company, accrues interest at 8% per annum and is due May 30, 2003. For the three months ended March 31, 2003 and 2002, respectively, interest expense amounted to $184 and $0. At March 31, 2003, accrued interest amounted to $184.

  On January 8, 2003, the Company extended a note payable of $16,671 and related accrued interest of $2,084 into a new note payable to a former shareholder of the Company. The note is secured by all the assets of the Company, accrues interest at 8% per annum and is due May 30, 2003. For the three months ended March 31, 2003 and 2002, respectively, interest expense amounted to $341 and $0. At March 31, 2003, accrued interest amounted to $341.

  On October 17, 2002, the Company signed a $2,500 note payable to a former shareholder of the Company. The note accrues interest at 10% per annum and is due on demand. For the three months ended March 31, 2003 and 2002, respectively, interest expense amounted to $62. At March 31, 2003, accrued interest amounted to $114.

  On August 1, 2002, the Company extended a note payable of $5,000, a $1,000 loan, related accrued interest of $108 and an additional loan of $3,892 into a new note payable to a former shareholder of the Company. The note accrued interest at 10% per annum and was due on demand. On January 8, 2003, this note was extended into a new note payable.

  On April 15, 2002, the Company signed a $5,000 note payable to an entity controlled by a former shareholder of the Company. The note accrued interest at 10% per annum and was due on demand. On August 1, 2002, this note was extended into a new note payable.

  On August 1, 2001, the Company extended a note payable of $812, a note payable of $10,000, related accrued interest of $859 and an additional loan of $5,000 into a new note payable to a former shareholder of the Company. The note accrued interest at 10% per annum and was due on demand. On January 8, 2003, this note was extended into a new note payable.

  Management Compensation - On January 1, 2001, the Company entered into an employment agreement with an officer/shareholder of the Company to pay $1,000 per month for three years. On April 1, 2001, the Company increased the salary to $4,000 per month. For the three months ended March 31, 2003 and 2002, respectively, the Company accrued payroll of $11,631 and $3,003 and paid $0 and $9,231 to the officer/shareholder.

                           WRAP-N-ROLL USA, INC.

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 11 - RELATED PARTY TRANSACTIONS [Continued]

  Office Space/Utilities - On January 1, 2001, the Company entered into rental and utilities agreements with an officer/shareholder of the Company allowing the Company to use office space in his home for the operations of the Company at a base rent of $100 per month and a base utility expense of $100 per month. For the three months ended March 31, 2003 and 2002, respectively, the Company expensed $600 and $600, as rent and utilities/miscellaneous expenses which have been applied against the principal of two notes receivable from the officer/shareholder [See above].

NOTE 12 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 13 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                                     For the Three
                                                      Months Ended
                                                        March 31,
                                                  ______________________
                                                     2003        2002
                                                  _________   __________
    Loss from operations available to common
    shareholders  (numerator)                     $(13,867)   $ (29,070)
                                                  _________   __________
    Weighted average number of common
    shares outstanding used in loss per share
    for the period (denominator)                 10,550,000   11,000,000
                                                 __________   __________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

                           WRAP-N-ROLL USA, INC.

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES

  Employment Agreement - On August 1, 2001, the Company entered into an employment agreement with an employee. The agreement provided for a $3,000 per month salary for a period of one year commencing August 1, 2001. The employment agreement continued on a month-to-month basis. In November 2002, the Company terminated the employment agreement. For the three months ended March 31, 2003 and 2002, respectively, the Company accrued payroll of $0 and $1,385 and paid $0 and $6,923 to the employee.

  Litigation - In December 2002, Prografix International, Inc. ("Prografix"), a supplier of the Company, filed a complaint in the Third District Court for Salt Lake County. Prografix claimed that the Company had not paid for services rendered and sought a judgement against the Company in the amount of unpaid invoices plus interest. In March 2003, the court issued a judgement against the Company in the amount of $34,682. The judgement provides for interest to accrue on the principal balance at 10% per annum.

  In February 2003, Metro Display, LLC ("MD"), a supplier of the Company, filed a complaint in the Third District Court for Salt Lake County. MD claimed that the Company had not paid for services rendered and sought a judgement against the Company in the amount of unpaid invoices plus collection costs. In April 2003, the court issued a judgement against the Company in the amount of $4,866 [See
  Note 16]. The judgement provides for interest to accrue on the principal balance at 10% per annum.

NOTE 15 - CONCENTRATIONS

  Significant Customer - For the three months ended March 31, 2003, all of the Company's revenues came from just one customer. The loss of this significant customer could adversely affect the Company's business and financial position.

  Geographic Region - During the three months ended March 31, 2003, all of the Company's sales and operations were located in and around Salt Lake City, Utah.

NOTE 16 - SUBSEQUENT EVENTS

  Judgement - In April 2003, the Third District Court for Salt Lake County issued a judgement against the Company for Metro Display, LLC in the amount of $4,866.

  Note Payable - On April 1, 2003, the Company signed a $3,200 note payable to a former shareholder of the Company. The Company had received the proceeds from the note in March 2003. The note accrues interest at 10% per annum and is due on demand.

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

     Our operations recently commenced at the end of 2000 and we do not have a history of operations from which we can evaluate our ability to generate revenue at sufficient levels to sustain and develop our operations without outside financing. We emphasize that it is management's belief alone regarding the potential market for our advertising product that serves as the basis for pursuing this business. Furthermore, since 88 percent of our sales revenue during the year ended 2001 was derived from a single customer, the Newspaper Agency Corporation, the loss of this customer during 2002 resulted in a substantial reduction in our sales revenue. If our belief about the market for our product is wrong or if we are unable to find other customers to replace the revenue of the Newspaper Agency Corporation, then our sales revenues will likely continue to stagnate or decrease and our ability to sustain and develop the business will be substantially impaired. In these circumstances we would likely need to seek outside financing to sustain our operations, and we do not know whether financing would be available on acceptable terms. The foregoing factors raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Three Months Ended March 31, 2003 and 2002

     For the three months ended March 31, 2003 and 2002, Wrap-N-Roll had sales revenue of $3,000 and $13,603 respectively.

         We have not implemented any other form of advertising or marketing for our advertising product and believe we can achieve our sales goals over the next 12 months with direct sales efforts.

     Our average monthly revenue rate over the first three months of 2003 was approximately $1,000. Our goal is to increase monthly revenue by at least 10 percent each month over the next 12 months. This has been our goal for the past year, but with the loss of revenue from our largest customer, we failed to reach this goal by a substantial margin. At present our marketing effort is limited to personal sales calls we initiate with business owners in the Salt Lake City metropolitan area. We have not implemented any other form of advertising or marketing for our advertising product and believe we can achieve our sales goals over the next 12 months with direct sales efforts. The revenue we generate internally from marketing our specialty advertising products with our current personnel and resources may not be adequate to cover our costs of production and operating expenses through the next 12 months.

     For the three months ended March 31, 2003, our cost of goods sold was $2,797, or 93% percent of sales revenue. Cost of goods sold includes the cost of production of the advertising material we sell and its installation.

     General and administrative expenses and selling expenses were $12,478 for the three month period ended March 31, 2003, compared to $31,389 for the three month period ended March 31, 2002.

     Our operating expenses consist primarily of salary for our one employee, office expenses, and professional fees. The total salary accrued for and paid to Cliff Halling, our president, was $11,631 through March 31, 2003, and his monthly salary is $4,000 through the remainder of 2003. Our vehicle leasing and purchase obligations total $807 per month, which includes approximately $300 payable over a three-year term for the leased vehicle and the remainder payable over a five-year term for the vehicle being purchased. Our office rent and utilities through the first three months of 2003 was $600, and we expect our office expense will remain at a rate of approximately $200 per month through the end of 2003. Professional fees were $0 during the first three months of 2003.

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

     Interest expense for the three-month period ended March 31, 2003 and 2002, was $1,740 and $951 respectively. We also recognized interest income of $148 for the three-month period ended March 31, 2003, on a note receivable from Cliff Halling.

     As a result of the foregoing factors, Wrap-N-Roll realized a net loss of $13,867 for the three-month period ended March 31, 2003, compared to a net loss of $29,070 for the three-month period ended March 31, 2002.

    ********************************************************************
               CALENDAR YEARS ENDED DECEMBER 31, 2002 AND 2001
    ********************************************************************

     The Company had $59,111 in revenue for the calendar year ended December 31, 2002 and $258,872 in revenue for the calendar year ended December 31, 2001. The Company incurred $119,939 in net operating losses for the calendar year ended December 31, 2002 as compared to $36,713 in net operating losses for the calendar year ended December 31, 2001.

     The net operating loss for all periods resulted primarily from general and administrative expenses and interest expense. The net loss per share for December 31, 2002 and December 31, 2001 was $0.01 and $0.00 per share respectively.

     General and administrative expenses for all periods ended consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $103,934 for the calendar year ended December 31, 2002 and $96,859 for the calendar year ended December 31, 2001.

  Selling expenses for the calendar year ended December 31, 2002 and 2001 were $31 and $925 respectively.

     Interest expense for the calendar year ended December 31, 2002 and 2001 was $6,649 and $3,059 respectively. We also recognized interest income of $961 for the calendar year ended December 31, 2002, on a note receivable from Cliff Halling.

     For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, expenses associated with registration under the Securities Exchange Act of 1934, as amended, and expenses associated with its new business plan, as described herein.

Liquidity and Capital Resources

     At March 31, 2003, we had a working capital deficit of $178,088 compared to a working capital deficit of $74,422 at March 31, 2002.

     Current assets consist primarily of cash in the amount of $1, accounts receivable of $1,500, and notes receivable and accrued interest from Cliff Halling, our president and sole director, in the amount of $9,113. Prior to July 2001, Wrap-N-Roll advanced a total of $15,027 to Mr. Halling, which is represented by a note payable to Wrap-N-Roll bearing interest at 7 percent per annum and due on demand. We made a further advance to Mr. Halling in the amount of $2,500 represented by a note dated August 1, 2001, bearing interest at 7 percent per annum and due on demand. Mr. Halling has repaid $10,046 on the notes, so that the outstanding balance at March 31, 2003, was $7,481 with accrued interest of $1,632. We do not have any present intention of making further advances to Mr. Halling.

     Current liabilities total $190,278 and consist primarily of $36,946 in accounts payable and accrued expenses, $59,346 of accounts payable and accrued related party expenses, $39,548 owed for judgments and $48,198 on the current portion due of notes payable and $6,240 of current portion of a long-term debt incurred to purchase our van.

     At December 31, 2002 we had notes payable of $29,171 in the form of three separate promissory notes, all to a former shareholder or an entity controlled by a former shareholder. The first note, dated August 1, 2002 was in the amount of $16,671 and was due on demand, bearing interest at the rate of 10% per annum. The second note dated July 30, 2002 was in the amount of $10,000 and was due on demand, bearing interest at the rate of 10% per annum. The third note dated October 17, 2002 was in the amount of $2,500 and was due on demand, bearing interest at the rate of 10% per annum.

     In March 2003, a former shareholder loaned us an additional $6,400 bearing interest at 10% per annum, payable on demand.

     In January 2003, we entered into an agreement to secure the liability of one of our debtors. This security agreement is in the amount of $10,125.68 and is secured by a first lien on our assets with the exception of our Company van, which is pledged to the loaning finance company. The August 2002 and July 2002 notes along with accrued interest that were due to a former shareholder were also secured in January 2003 by a second and third lien against our assets, respectively. The amounts underlying these secured positions totaling $38,072.00, excluding the van, are payable in full May 30, 2003 and are accruing interest at a rate of 8% per annum.

     Long-term debt at March 31, 2003, consisted of $13,590 due an unrelated finance company that provided the financing on our van. The obligation is payable in monthly installments over a term of five years commencing in April 2001, bears interest at three percent per annum, and is secured by our van with a net book value of $18,819.

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


                                    PART II

ITEM 1.   LEGAL PROCEEDINGS

     In the fourth quarter of 2002 Prografix, a printing company, filed a complaint against us in the Third District Court for Salt Lake County for amounts due by us related to printing services. In the first quarter of 2003, Prografix obtained a default judgment against us in the amount of $34,682.47.

     In the first quarter of 2003 Metro Display, a printing company, filed a complaint against us for amounts due by us related to printing services totaling approximately $4,866. In the second quarter of 2003, Metro Display obtained a default judgment against us in the amount of $4,866.

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


                                   WRAP-N-ROLL USA, INC.

                                  /s/ Cliff Halling

                                   -----------------------------------
Date: May 15, 2003               By: Cliff Halling, President, Secretary
                                                     Treasurer, Director

                              INDEX TO EXHIBITS
                             ---------------------

SEC Ref
No.       Page No.      Description
-------   --------      -----------
99.1                    Certification Pursuant to 18 USC, Section 1350, As
                        Adopted Pursuant to Sections 302 and 906 of the
                        Sarbanes-Oxley Act of 2002