Form 10QSB
period 2003-06-30
WRAP N ROLL USA INC
filed 2003-08-14
CIK 1105858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003.

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

     As of August 14, 2003, there were 10,550,000 shares of common stock issued and outstanding.

     Transitional Small business Format (Check one):  Yes [ ]  No [X]

                                 FORM 10-QSB
                          WRAP-N-ROLL USA, INC.


                              TABLE OF CONTENTS
                            ---------------------


PAGE

------

                        PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . .3


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


                           WRAP-N-ROLL USA, INC.




                                 CONTENTS

                                                                   PAGE

        -    Unaudited Condensed Balance Sheets,
             June 30, 2003 and December 31, 2002                  4 - 5


        -    Unaudited Condensed Statements of Operations,
             for the three and six months ended June 30, 2003
             and 2002                                               6


        -    Unaudited Condensed Statements of Cash Flows,
             for the six months ended June 30, 2003
             and 2002                                             7 - 8


        -    Notes to Unaudited Condensed Financial Statements    9 - 19

                           WRAP-N-ROLL USA, INC.

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                           June 30,   December 31,
                                             2003         2002
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $       15   $      247
  Accounts receivable, net of
    allowance for doubtful accounts
    of $1,500 and $0, respectively                 -            -
  Related party receivable                     1,864        1,484
  Notes receivable - related party             5,120        9,432
                                         ___________  ___________
        Total Current Assets                   6,999       11,163

PROPERTY AND EQUIPMENT, net                   17,251       20,387
                                         ___________  ___________
                                          $   24,250   $   31,550
                                         ___________  ___________































                                [Continued]

                           WRAP-N-ROLL USA, INC.

                    UNAUDITED CONDENSED BALANCE SHEETS

                                [Continued]


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                           June 30,   December 31,
                                             2003         2002
                                         ___________  ___________
CURRENT LIABILITIES:
  Accounts payable and accrued expenses   $   41,634   $   90,995
  Accounts payable and accrued expenses
    - related party                           73,262       49,543
  Judgments payable                           39,548            -
  Note payable                                10,126            -
  Notes payable - related party               38,071       29,171
  Current portion of long-term debt            6,267        5,701
                                         ___________  ___________
        Total Current Liabilities            208,908      175,410

LONG-TERM DEBT, less current portion          12,669       15,132
                                         ___________  ___________
        Total Liabilities                    221,577      190,542
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   20,000,000 shares authorized,
   10,550,000 shares issued and
   outstanding                                10,550       10,550
  Capital in excess of par value                 450          450
  Retained earnings (deficit)              (208,327)    (169,992)
                                         ___________  ___________
        Total Stockholders' Equity (Deficit)(197,327)   (158,992)
                                         ___________  ___________
                                          $   24,250   $   31,550
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

                           WRAP-N-ROLL USA, INC.

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                    For the Three          For the Six
                                     Months Ended         Months Ended
                                       June 30,             June 30,
                                 ____________________  ___________________
                                    2003       2002       2003      2002
                                 _________  _________  _________  ________
SALES REVENUE, net of returns,
  discounts and allowances       $      -   $ 27,188   $  3,000   $ 40,791

COST OF GOODS SOLD                  2,154     22,572      4,951     33,145
                                 _________  _________  _________  ________
GROSS PROFIT (LOSS)                (2,154)     4,616     (1,951)     7,646
                                 _________  _________  _________  ________
EXPENSES:
  Selling                               -         31          -         31
  General and administrative       19,740     29,753     32,218     61,142
                                 _________  _________  _________  ________
        Total Expenses            (19,740)   (29,784)   (32,218)   (61,173)
                                 _________  _________  _________  ________

LOSS BEFORE OTHER INCOME
  (EXPENSE)                       (21,894)   (25,168)   (34,169)   (53,527)
                                 _________  _________  _________  ________
OTHER INCOME (EXPENSE):
  Interest income - related party     132        240        280        480
  Interest expense - related party   (804)      (408)    (1,481)      (942)
  Interest expense                 (1,902)      (488)    (2,965)      (905)
                                 _________  _________  _________  ________
   Total Other Income (Expense)    (2,574)      (656)    (4,166)    (1,367)
                                 _________  _________  _________  ________

LOSS BEFORE INCOME TAXES          (24,468)   (25,824)   (38,335)   (54,894)

CURRENT TAX EXPENSE                     -          -          -          -

DEFERRED TAX EXPENSE                    -          -          -          -
                                 _________  _________  _________  ________

NET LOSS                         $(24,468)  $(25,824)  $(38,335)  $(54,894)
                                 _________  _________  _________  ________

LOSS PER COMMON SHARE            $   (.00)  $   (.00)  $   (.00)  $   (.01)
                                 _________  _________  _________  ________








 The accompanying notes are an integral part of these unaudited condensed financial statements.

                           WRAP-N-ROLL USA, INC.

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                     For the Six
                                                     Months Ended
                                                       June 30,
                                                  __________________
                                                     2003    2002
                                                  ________   ________
Cash Flows from Operating Activities:
 Net loss                                         $(38,335)  $(54,894)
 Adjustments to reconcile net loss
   to net cash used by operating activities:
 Bad debt expense                                    1,500          -
 Depreciation expense                                3,136      3,136
 Non-cash expenses                                   1,200      1,200
 Changes in assets and liabilities:
    (Increase) in accounts receivable               (1,500)    (7,642)
    (Increase) in related party receivable            (380)      (480)
    Increase in accounts payable and
       accrued expenses                                313     31,541
   Increase in accounts payable and
       accrued expenses - related party             26,219      8,986
                                                  ________   ________
        Net Cash (Used) by
         Operating Activities                       (7,847)   (18,153)
                                                  ________   ________

Cash Flows from Investing Activities:
 Receipts from notes receivable                      3,112         60
                                                  ________   ________
        Net Cash Provided by
         Investing Activities                        3,112         60
                                                  ________   ________

Cash Flows from Financing Activities:
 Proceeds from notes payable - related party         6,400      6,000
 Payments on long-term debt                         (1,897)    (2,764)
                                                  ________   ________
        Net Cash Provided (Used) by
         Financing Activities                        4,503      3,236
                                                  ________   ________

Net Increase (Decrease) in Cash                       (232)   (14,857)

Cash at Beginning of Period                            247     17,657
                                                  ________   ________

Cash at End of Period                              $    15   $  2,800
                                                  ________   ________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                        $   268   $    865
   Income taxes                                    $     -   $      -



                                [Continued]

                           WRAP-N-ROLL USA, INC.

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                [Continued]


Supplemental Schedule of Non-cash Investing and Financing Activities:

 For the six months ended June 30, 2003:

   In January 2003, the Company extended accounts payable of $10,126 into a new note payable.

   In January 2003, the Company extended related party notes payable of $26,671 and related accrued interest of $2,500 into two new notes payable.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

                           WRAP-N-ROLL USA, INC.

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs
  Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to June 30, 2003 have been reclassified to conform to the headings and classifications used in the June 30, 2003 financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following at:

                                           June 30,   December 31,
                                             2003         2002
                                         ___________  ___________
        Vehicles                         $   31,365   $   31,365

        Less: Accumulated depreciation      (14,114)     (10,978)
                                         ___________  ___________
        Net Property and Equipment       $   17,251   $   20,387
                                         ___________  ___________

  For the six months ended June 30, 2003 and 2002, respectively, depreciation expense amounted to $3,136 and $3,136.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

  Accounts payable and accrued expenses consisted of the following at:

                                           June 30,   December 31,
                                             2003         2002
                                         ___________  ___________
        Accounts payable                 $   19,006   $   69,840
        Accrued payroll, taxes
          and withholdings                   20,769       21,130
        Interest payable                      1,859           25
                                         ___________  ___________
                                         $   41,634   $   90,995
                                         ___________  ___________

                           WRAP-N-ROLL USA, INC.

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTY

  Accounts payable and accrued expenses to related parties consisted of the following at:

                                           June 30,   December 31,
                                             2003         2002
                                         ___________  ___________
        Accrued payroll - related party  $   71,413   $   46,674
        Accrued interest - related party      1,849        2,869
                                         ___________  ___________
                                         $   73,262   $   49,543
                                         ___________  ___________

NOTE 5 - JUDGMENTS PAYABLE

  In March 2003, the Third District Court for Salt Lake County issued a judgment against the Company for Prografix International, Inc. in the amount of $34,682 [See Note 14]. The judgment provides for interest to accrue on the principal balance at 10% per annum. For the six months ended June 30, 2003 and 2002, respectively, interest expense amounted to $1,168 and $0. At June 30, 2003, accrued interest amounted to $1,168.

  In April 2003, the Third District Court for Salt Lake County issued a judgment against the Company for Metro Display, LLC in the amount of $4,866 [See Note 14]. The judgment provides for interest to accrue on the principal balance at 10% per annum. For the six months ended June 30, 2003 and 2002, respectively, interest expense amounted to $111 and $0. At June 30, 2003, accrued interest amounted to $111.

  The amounts recorded as judgments payable consisted of the following at:

                                              June 30,   December 31,
                                                2003         2002
                                              _________  ___________
   Judgment for Prografix International, Inc.  $ 34,682   $        -
   Judgment for Metro Display, LLC                4,866            -
                                              _________  ___________
                                               $ 39,548   $        -
                                              _________  ___________

NOTE 6 - NOTE PAYABLE

  On January 8, 2003, the Company extended an accounts payable balance of $10,126 into a note payable to Mark E. Lehman & Associates, PLLC. The note is secured by all the assets of the Company, accrues interest at 8% per annum and was due May 30, 2003. This note payable is in default. For the six months ended June 30, 2003 and 2002, respectively, interest expense amounted to $386 and $0. At June 30, 2003, accrued interest amounted to $386.

                           WRAP-N-ROLL USA, INC.

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM DEBT

  Long-term debt consisted of the following at:

                                           June 30,   December 31,
                                             2003         2002
                                         ___________  ___________
        Note payable to a financing
        agency for 60 months at 3%
        interest, secured by a
        vehicle with a net book
        value of $17,251                 $  18,936   $   20,833

        Less: Current portion               (6,267)      (5,701)
                                         ___________  ___________
                                         $  12,669   $   15,132
                                         ___________  ___________

  The long-term debt matures as follows for the twelve-month periods ended:

               June 30,           Principal Due
            ____________           ___________
                 2004               $    6,267
                 2005                    5,927
                 2006                    6,742
                 2007                        -
                 2008                        -
                                   ___________
                                    $   18,936
                                   ___________

  For  the  six  months  ended  June 30, 2003  and  2002,  respectively,
  Interest  expense for long-term debt amounted to $438  and  $349.   At
  June 30, 2003, accrued interest amounted to $195.

NOTE 8 - CAPITAL STOCK

  Preferred stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at June 30, 2003 and December 31, 2002.

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

                           WRAP-N-ROLL USA, INC.

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - OPERATING LEASES [Continued]

  Minimum future rental payments under the remaining non-cancelable operating lease for the twelve-month periods ended and in aggregate are:

               June 30,               Amount
            ____________           ___________
                 2004               $    1,926
                 2005                        -
                 2006                        -
                 2007                        -
                 2008                        -
                                   ___________
       Total minimum future
         rental payments:           $    1,926
                                   ___________

  For the six months ended June 30, 2003 and 2002, respectively, lease expense amounted to $1,297 and $1,736, respectively.

NOTE 10 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2003, the Company has available unused operating loss carryforwards of approximately $51,600, which may be applied against future taxable income and which expire in various years through 2023. If certain substantial changes in the Company's ownership should occur, there will be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

  At   June  30,  2003,  the  total  of  all  deferred  tax  assets  was approximately $79,200 and the total of all deferred tax liabilities was $1,300. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance of approximately $77,900. The net change in the valuation allowance was approximately $14,300 during the six months ended June 30, 2003.

                           WRAP-N-ROLL USA, INC.

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES [Continued]

  The temporary differences gave rise to the following deferred tax asset (liability):

                                                  June 30,
                                                    2003
                                                ___________
         Excess of tax over financial
           accounting depreciation               $    1,745
         Accrued compensation                        34,384
         Accounts payable                            21,840
         Accrued interest                             1,383
         Accounts receivable                          (560)
         Allowance for bad debts                        560
         Interest receivable                          (695)
         Net operating loss carryover                19,256

  The   components  of  federal  income  tax  expense  from   continuing
  operations consisted of the following for the six months ended:

                                                  June 30,
                                                    2003
                                                ___________
         Current income tax expense:
           Federal                               $        -
           State                                          -
                                                ___________
         Net current tax expense                 $        -
                                                ___________

         Deferred tax expense (benefit) resulted from:
           Excess of tax over financial
             accounting depreciation             $    (620)
           Accrued Compensation                     (9,216)
           Accounts payable                           4,210
           Accrued interest expense                   (304)
           Accounts receivable                          560
           Allowance for bad debts                    (560)
           Interest receivable                          142
           Net operating loss carryover             (8,512)
           Valuation allowance                       14,300
                                                ___________
         Net deferred tax expense                $        -
                                                ___________

  Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

                           WRAP-N-ROLL USA, INC.

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES [Continued]

  The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the six months ended:

                                                      June 30,
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
                                                     ___________

NOTE 11 - RELATED PARTY TRANSACTIONS

  Notes Receivable - On July 1, 2001, the Company extended a receivable of $15,027 into a note receivable. On August 1, 2001 the Company signed a note receivable with an officer/shareholder of the Company for $2,500. Both notes accrue interest at 7% per annum and are due on demand. At June 30, 2003, accrued interest amounted to $1,864. As of June 30, 2003, the Company had applied rent and utilities/miscellaneous expenses totaling $6,000 and a $1,000 down payment made on behalf of the Company against the principal of the two notes, plus the officer/shareholder repaid $5,407, resulting in principal of $5,120 owed at June 30, 2003 [See below].

  Purchase Agreement - On April 21, 2001, the Company purchased a van for $31,365 to replace one of its leased cars. To finance the purchase, an officer/shareholder of the Company paid $1,000 to the financing agency and the Company assigned its operating lease to the financing agency and recognized a $1,500 gain. The remaining $28,865 was financed through the financing agency in the name of the officer/shareholder at 3% interest. The agreement was negotiated in the name of the officer/shareholder to take advantage of certain conditions and financing arrangements that were unavailable to the
  Company. The Company then purchased the van from the officer/shareholder on the same terms and conditions. The agreement requires the Company to make 60 monthly payments of $518 directly to the financing agency beginning June 8, 2001. At June 30, 2003, the Company owed $18,936 on the purchase of the van [See Note 7].

  Loan  Payable  -  On May 28, 2002, an entity controlled  by  a  former shareholder of the Company loaned $1,000 to the Company as a 30-day loan. On July 30, 2002, the loan was extended into a new note payable.

  Notes Payable - On April 1, 2003, the Company signed a $3,200 note payable to a former shareholder of the Company. The note accrues interest at 10% per annum and is due on demand. For the six months ended June 30, 2003 and 2002, respectively, interest expense amounted to $80 and $0. At June 30, 2003, accrued interest amounted to $80.

                           WRAP-N-ROLL USA, INC.

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 11 - RELATED PARTY TRANSACTIONS [Continued]

  On March 4, 2003, the Company signed a $3,200 note payable to a former shareholder of the Company. The note accrues interest at 10% per annum and is due on demand. For the six months ended June 30, 2003 and 2002, respectively, interest expense amounted to $104 and $0. At June 30, 2003, accrued interest amounted to $104.

  On January 8, 2003, the Company extended a note payable of $10,000 and related accrued interest of $417 into a new note payable to an entity controlled by a former shareholder of the Company. The note is secured by all the assets of the Company, accrues interest at 8% per annum and was due May 30, 2003. This note payable is in default. For the six months ended June 30, 2003 and 2002, respectively, interest expense amounted to $397 and $0. At June 30, 2003, accrued interest amounted to $397.

  On January 8, 2003, the Company extended a note payable of $16,671 and related accrued interest of $2,084 into a new note payable to a former shareholder of the Company. The note is secured by all the assets of the Company, accrues interest at 8% per annum and was due May 30, 2003. This note payable is in default. For the six months ended June 30, 2003 and 2002, respectively, interest expense amounted to $715 and $0. At June 30, 2003, accrued interest amounted to $715.

  On October 17, 2002, the Company signed a $2,500 note payable to a former shareholder of the Company. The note accrues interest at 10% per annum and is due on demand. For the six months ended June 30, 2003 and 2002, respectively, interest expense amounted to $125. At June 30, 2003, accrued interest amounted to $176.

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

  Management Compensation - On January 1, 2001, the Company entered into an employment agreement with an officer/shareholder of the Company to pay $1,000 per month for three years. On April 1, 2001, the Company increased the salary to $4,000 per month. For the six months ended June 30, 2003 and 2002, respectively, the Company accrued payroll of $24,738 and $8,044 and paid $0 and $16,882 to the officer/shareholder.

                           WRAP-N-ROLL USA, INC.

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 11 - RELATED PARTY TRANSACTIONS [Continued]

  Office Space/Utilities - On January 1, 2001, the Company entered into rental and utilities agreements with an officer/shareholder of the Company allowing the Company to use office space in his home for the operations of the Company at a base rent of $100 per month and a base utility expense of $100 per month. For the six months ended June 30, 2003 and 2002, respectively, the Company expensed $1,200 and $1,200, as rent and utilities/miscellaneous expenses which have been applied against the principal of two notes receivable from the officer/shareholder [See above].

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

NOTE 13 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                    For the Three           For the Six
                                     Months Ended          Months Ended
                                       June 30,               June 30,
                                 ______________________  ______________________
                                    2003        2002        2003       2002
                                 __________  __________  __________  __________
 Loss from operations
 available to common
 shareholders  (numerator)       $(24,468)   $ (25,824)  $ (38,335)  $ (54,894)
                                 __________  __________  __________  __________
 Weighted average number
 of common shares outstanding
 used in loss per share
 for the period
 (denominator)                   10,550,000  10,876,374  10,550,000  10,937,845
                                 __________  __________  __________  __________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

                           WRAP-N-ROLL USA, INC.

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES

  Employment Agreement - On August 1, 2001, the Company entered into an employment agreement with an employee. The agreement provided for a $3,000 per month salary for a period of one year commencing August 1, 2001. The employment agreement continued on a month-to-month basis. In November 2002, the Company terminated the employment agreement. For the six months ended June 30, 2003 and 2002, respectively, the Company accrued payroll of $0 and $8,803 and paid $0 and $9,890 to the employee.

  Litigation - In December 2002, Prografix International, Inc. ("Prografix"), a supplier of the Company, filed a complaint in the Third District Court for Salt Lake County. Prografix claimed that the Company had not paid for services rendered and sought a judgment against the Company in the amount of unpaid invoices plus interest. In March 2003, the court issued a judgment against the Company in the amount of $34,682. The judgment provides for interest to accrue on the unpaid principal balance at 10% per annum.

  In February 2003, Metro Display, LLC ("MD"), a supplier of the Company, filed a complaint in the Third District Court for Salt Lake County. MD claimed that the Company had not paid for services rendered and sought a judgment against the Company in the amount of unpaid invoices plus collection costs. In April 2003, the court issued a judgment against the Company in the amount of $4,866. The judgment provides for interest to accrue on the unpaid principal balance at 10% per annum.

NOTE 15 - CONCENTRATIONS

  Significant Customer - For the six months ended June 30, 2003, all of the Company's revenues came from just one customer. The loss of this significant customer could adversely affect the Company's business and financial position.

  Geographic Region - During the six months ended June 30, 2003, all of the Company's sales and operations were located in and around Salt Lake City, Utah.

                    [THIS SPACE INTENTIONALLY LEFT BLANK]



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

Results of Operations

     ****************************************************************
              SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002,
           AND THREE MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
     ****************************************************************

     Revenue: The Company had revenues of $3,000 and $40,791 respectively for the six month periods ended June 30, 2003 and 2002. The Company had revenues of $0 and $27,188 respectively for the three-month periods ended June 30, 2003 and 2002.

     Our average monthly revenue rate over the first six months of 2003 was approximately $500. Our goal is to increase monthly revenue by at least 10 percent each month over the next 12 months. At present our marketing effort is limited to personal sales calls we initiate with business owners in the Salt Lake City metropolitan area. We have set as a sales goal an average of 20 van advertising installations and 10 installations on other vehicles per month. We have not implemented any other form of advertising or marketing for our advertising product and believe we can achieve our sales goals over the next 12 months with direct sales efforts. We believe the revenue we generate internally from marketing our specialty advertising products with our current personnel and resources will be adequate to cover our costs of production and operating expenses through the next 12 months.

     Cost of Goods Sold: Cost of goods sold for the six month periods ended June 30, 2003 and 2002 were $4,951 and $33,145 respectively. The cost of goods sold for the three-month periods ended June 30, 2003 and 2002 were $2,154 and $22,572 respectively. Cost of goods sold includes the cost of production of the advertising material we sell and its installation.

     General and Administrative Expenses: General and administrative expenses and selling expenses for the six month periods ended June 30, 2003 and 2002 were $32,218 and $61,142 respectively. These expenses for the three-month periods ended June 30, 2003 and 2002 were $19,740 and $29,753 respectively.

     Operating Expenses: Operating expenses consist primarily of salary for our employee, office expenses, and professional fees. The total salary accrued for and paid to Cliff Halling, our president, was $24,738 for the six month period ended June 30, 2003, compared to $24,926 for the six month period ended June 30, 2002. The total salary accrued for and paid to Mr. Halling for the three-month periods ended June 30, 2003 and 2002 was $13,108 and $12,692 respectively. His monthly salary is $4,000 through the remainder of 2003. Our vehicle leasing and purchase obligations total $807 per month, which includes approximately $300 payable over a three-year term for the leased vehicle and the remainder payable over a five-year term for the vehicle being purchased. Our office rent and utilities through the six-month periods ended June 30, 2003 and 2002 was $1,200 and $1,200 respectively. Office rent and utilities for the three-month periods ended June 30, 2003 and 2002 was $600 and $600 respectively. We expect our office expense will remain at a rate of approximately $200 per month through the end of 2003. Professional fees for the six-month periods ended June 30, 2003 and 2002 were $4,508 and $7,849 respectively and for the three-month periods ended June 30, 2003 and 2002 were $4,508 and $4,449 respectively.

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

     Interest Expense and Interest Income: Interest expense for the six-month periods ended June 30, 2003 and 2002, was $4,446 and $1,847 respectively. Interest expense for the three-month periods ended June 30, 2003 and 2002 was $2,706 and $896 respectively. We also recognized interest income of $280 for the six-month period ended June 30, 2003, on a note receivable from Cliff Halling compared to $480 for the six-month period ended June 30, 2002. Interest income for the three-month periods ended June 30, 2003 and 2002, was $132 and $240 respectively.

     As a result of the foregoing factors, Wrap-N-Roll realized a net loss of $38,335 for the six-month period ended June 30, 2003 compared to a net loss of 54,894 for the six-month period ended June 30, 2002. Wrap-N-Roll realized a net loss of $24,468 for the three-month period ended June 30, 2003 compared to a net loss of $25,824 for the three-month period ended June 30, 2002.


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

Liquidity and Capital Resources

     At June 30, 2003, we had a working capital deficit of $201,909, compared to a working capital of $100,098 at June 30, 2002.

     Current assets consist primarily of cash in the amount of $15, accounts receivable of $0, and notes receivable and accrued interest from Cliff Halling, our president and sole director, in the amount of $6,984. Prior to July 2001, Wrap-N-Roll advanced a total of $15,027 to Mr. Halling, which is represented by a note payable to Wrap-N-Roll bearing interest at 7 percent per annum and due on demand. We made a further advance to Mr. Halling in the amount of $2,500 represented by a note dated August 1, 2001, bearing interest at 7 percent per annum and due on demand. Mr. Halling has repaid $5,407 on the notes, so that the outstanding balance at June 30, 2003, was $5,120 with accrued interest of $1,864. We do not have any present intention of making further advances to Mr. Halling.

     Current liabilities total $208,908 and consist primarily of $41,634 in accounts payable and accrued expenses, $73,262 of accounts payable and accrued related party expenses, $39,548 owed for judgments, $10,126 of notes payable, $38,071 of notes payable-related party and $6,267 on the current portion due of notes payable.

     At December 31, 2002 we had notes payable of $29,171 in the form of three separate promissory notes, all to a former shareholder or an entity controlled by a former shareholder. The first note, dated August 1, 2002 was in the amount of $16,671 and is due on demand, bearing interest at the rate of 10% per annum. The second note dated July 30, 2002 was in the amount of $10,000 and is due on demand, bearing interest at the rate of 10% per annum. The third note dated October 17, 2002 was in the amount of $2,500 and was due on demand, bearing interest at the rate of 10% per annum.

     In March 2003, a former shareholder loaned us an additional $6,400 bearing interest at 10% per annum, payable on demand.

     In January 2003, we entered into an agreement to secure the liability of one of our debtors. This security agreement is in the amount of $10,125.68 and is secured by a first lien on our assets with the exception of our Company van, which is pledged to the loaning finance company. The August 2002 and July 2002 notes along with accrued interest that were due to a former shareholder were also secured in January 2003 by a second and third lien against our assets, respectively. The amounts underlying these secured positions totaling $38,072.00, excluding the van, were payable in full May 30, 2003. These agreements are currently being renegotiated and are accruing interest at a rate of 8% per annum.

     Long-term debt at June 30, 2003, consisted of $18,936 due an unrelated finance company that provided the financing on our van. The obligation is payable in monthly installments over a term of five years commencing in April 2001, bears interest at three percent per annum, and is secured by our van with a net book value of $17,251.

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


                                   WRAP-N-ROLL USA, INC.

                                    /s/ Cliff Halling

                                   -----------------------------------
Date: August 14, 2003               By: Cliff Halling, President,
                                    Secretary, Treasurer, Director

                              INDEX TO EXHIBITS
                             ---------------------

SEC Ref
No.       Page No.  Description
-------   --------  -----------
31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                    Certification of Principal Executive Officer
Pursuant                         to 18 U.S.C. Section 1350.