Form 10KSB
period 2005-12-31
WRAP N ROLL USA INC
filed 2007-07-05
CIK 1105858

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2005
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                       Commission File No. 000-29445

                            Wrap-N-Roll USA, Inc.
                            --------------------
                (Name of Small Business Issuer in its Charter)


          Nevada                                     84-1432450
           ----                                      ----------
(State or Other Jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

                           1348 East 3300 South, #202
                           Salt Lake City, Utah 84106
                           --------------------------
                   (Address of Principal Executive Offices)

                  Issuer's Telephone Number:  (801) 295-3400

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act:

                        Common stock, $.001 par value
                        --------------------------

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes      No  X         (2)   Yes  X    No
              ---      ---                  ---      ---

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).

                       Yes [x]     No [ ]

     State Issuer's revenues for its most recent fiscal year: December 31, 2005; None.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 2005 - $590 There are approximately 590,000 shares of common voting stock of the Registrant held by non-affiliates. During the past year, there is no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of $0.001 per share.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     None; not applicable.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.   Yes     No
                                                       ---    ---

     None; not applicable.

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

     December 31, 2005; 10,550,000.

               DOCUMENTS INCORPORATED BY REFERENCE
               -----------------------------------

     A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13.

   Transitional Small Business Issuer Format   Yes       No  X
                                                   ---      ---
                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Corporate Developments.
     -----------------------

Background

     We were incorporated under the laws of the State of Nevada on September 26, 1997 under the name Oxy General Corporation. We were not engaged in any active business operations until October 2000. In October 2000 we developed and began implementing a business plan for marketing specialty advertising services. On November 17, 2000, we changed our name to Wrap-N-Roll USA, Inc. to better suit our business.
     We elected to discontinue our primary business segment, which consisted of specialty advertising services during 2004.
Our current focus is on locating an existing operating entity to acquire or merge with. We have a limited operating history and no representation is made, nor is any intended, that we will be able to carry on future business activities successfully. Further, there can be no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.



                                 Business

Our Company's plan of operation for the next 12 months is to:(i)consider guidelines of industries in which we may have an interest;(ii) adopt a business plan regarding engaging in the business of any selected industry; and
(iii) to commence such operations through funding and/or the acquisition of a "going concern" that is engaged in any industry selected. Accordingly, we are deemed to be a "blank check" or "shell company," as defined in Rule 12b-2 promulgated under the Exchange Act by the Securities and Exchange Commission.

When and if we will select either an industry or business in which to engage in or complete an acquisition of any kind is presently unknown, and will depend upon many factors, including but not limited to, those that are outlined below.

We are not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future. In our present form, we are deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us will be extremely limited, and may be restricted, as to acquisitions, reorganizations and mergers, to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering ("IPO") as a method of going public. The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Recent amendments to Form 8-K by the Securities and Exchange Commission regarding shell companies and transactions with shell companies that require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the Securities and Exchange Commission, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction, may eliminate many of the perceived advantages of these types of transactions. These types of transactions are customarily referred to as "reverse" reorganizations in which the acquired company's shareholders become controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company. These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such reorganization, and incurring the time and expense costs that are normally avoided by reverse reorganizations.

Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock, that could amount to as much as 95% or more of our outstanding voting securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular business or entity's management personnel; the anticipated acceptability of any new products or marketing concepts that any such business or company may have; the merit of any such business' or company's technological changes; the present financial condition, projected growth potential and available technical, financial and managerial resources of any such business or company; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such company's management services and the depth of its management; the business' or the company's potential for further research, development or exploration; risk factors specifically related to the business' or company's operations; the potential for growth, expansion and profit of the business or company; the perceived public recognition or acceptance of the company's or the business' products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

Furthermore, the results of operations of any specific business or company may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Also, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness, or the abilities of its management or its business objectives. Additionally, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such enterprise will be unproven, and cannot be predicted with any certainty.

Our Management will attempt to meet personally with management and key personnel of the business or company providing any potential business opportunity afforded to us, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of our management, and the lack of available funds for these purposes, these activities may be limited.

We are unable to predict the time as to when, and if we may actually participate in any specific business endeavor. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In that event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Our Company's directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and because we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation. It is the Securities and Exchange Commission's position that any shares issued to members of our management, persons who may be deemed to be our "promoters" or "founders" or our "affiliates," are required to be resold under an effective registration statement filed with the Securities and Exchange Commission in accordance with the so-called "Wulff Letter" that is fully discussed under Part II, Item 5, under the heading "Restrictions on Sales of Certain of Restricted Securities," and which we believe will be liberally construed to promote its purposes as discussed therein. These provisions could further inhibit our ability to complete the acquisition of any business or complete any merger or reorganization with another entity, where finder's or others who may be subject to the interpretations of the Wulff Letter refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash or unless we agree to file a registration statement with the Securities and Exchange Commission that includes any shares that are issued to them at no cost to them. These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our shareholders retain following any such transaction, by reason of the increased expense.

Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $500,000. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities. Any of these types of fees that are paid in our common stock could also be subject to the Securities and Exchange Commission's interpretations of the Wulff Letter.

None of our directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity for our Company; nor are there any similar arrangements with us.

Risk Factors.
--------------

In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, our present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below, among others that cannot now be determined.

Extremely Limited Assets; No Source of Revenue.
------------------------------------------------

We have no assets and have had no profitable operations since inception. We will not receive revenues until we select an industry in which to commence business or complete an acquisition, reorganization or merger, at the earliest. We can provide no assurance that any selected or acquired business will produce any material revenues for us or our stockholders or that any such business will operate on a profitable basis.

We are deemed to be a Blank Check or Shell Company Until We Adopt a Business Plan and Commence Principal Significant Operations.
----------------------------------------------------

The limited business operations of ours, as now contemplated, involve those of a blank check or shell company. The only activities to be conducted by our Company are to manage our current limited assets and corporate standing and to seek out and investigate the commencement or the acquisition of any viable business opportunity by purchase and exchange for our securities or pursuant to a reorganization or merger through which our securities will be issued or exchanged.

Discretionary Use of Proceeds; Blank Check or Shell Company.
-------------------------------------------------------------

Because we are not currently engaged in any substantive business activities, as well as management's broad discretion with respect to selecting a business or industry for commencement of operations or completing an acquisition of assets, property or a business, we are deemed to be a blank check or shell company. Although management intends to apply any proceeds that we may receive through the private issuance of stock or debt to a suitable business enterprise, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. We can provide no assurance that any use or allocation of such proceeds will allow us to achieve our business objectives. We will comply with Rule 419 of Regulation C of the Securities and Exchange Commission if we issue stock or debt in a public offering, by depositing proceeds promptly into an escrow account or trust account that provides that the funds would not be released until we provide the purchaser of any such securities with information regarding the business combination and also receive in writing a confirmation regarding his or her decision to invest.

We are not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future, except the search for a business or an entity to acquire that may be beneficial to us and our stockholders.

When and if we will complete an acquisition is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability; and if and when any potential acquisition may become available to us on terms acceptable to us.

We Will Seek Out Business Opportunities.
-----------------------------------------

Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; we may also advertise our availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger, subject to the limitations on any such advertising that are included in the Securities Act of 1933, as amended (the "Securities Act"), and the General Rules and Regulations of the Securities and Exchange Commission promulgated thereunder.

Absence of Substantive Disclosure Relating to Prospective Acquisitions.
------------------------------------------------------------------------

Because we have not yet identified any industry or assets, property or business that we may engage in or acquire, potential investors in our Company will have virtually no substantive information upon which to base a decision of whether to invest in us. Potential investors would have access to significantly more information if we had already identified a potential acquisition, or if the acquisition target had made an offering of its securities directly to the public. We can provide no assurance that any investment in our Company will not ultimately prove to be less favorable than such a direct investment.

Unspecified Industry and Acquired Business; Unascertainable Risks.
-------------------------------------------------------------------

To date, we have not identified any particular industry or business in which to concentrate our potential interests. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in any industry or business in which our Company may acquire. To the extent that we may acquire a business in a high risk industry, we will become subject to those risks. Similarly, if we acquire a financially unstable business or a business that is in the early stages of development, we will also become subject to the numerous risks to which those businesses are subject. Although management intends to consider the risks inherent in any industry and business in which we may become involved, there can be no assurance that we will correctly assess such risks.

Uncertain Structure of Acquisition.
------------------------------------

Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to engage in or acquire any specific business, assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of a purchase with a funding requirement as a condition precedent to closing, or an exchange of capital stock, a merger or an asset acquisition. However, because our Company has virtually no resources as of the date of this Registration Statement, management expects that any such acquisition would take the form of an exchange of capital stock.

Auditor's 'Going Concern' Opinion.
-----------------------------------

The Independent Auditor's Report issued in connection with our audited financial statements for the calendar years ended December 31, 2005, 2004 and 2003, expressed "substantial doubt about our ability to continue as a going concern," due to our status as a start-up and our lack of profitable operations. See the Index to Financial Statements, Part F/S of this Registration Statement.

Losses Associated With Startup.
--------------------------------

We have not had a profitable operating history. We cannot guarantee that we will become profitable.

Federal and State Restrictions on Blank Check or Shell Companies.
------------------------------------------------------------------

     Federal Restrictions.
     ---------------------

Recent amendments to Form 8-K by the Securities and Exchange Commission regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the Securities and Exchange Commission, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction. These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such reorganization, and incurring the time and expense costs normally avoided by reverse reorganizations.

The Wulff Letter, as discussed below under Part II, Item 5, under the heading "Restrictions on Sales Certain Restricted Securities," can restrict the free tradeability of certain shares issued to our promoters or founders or affiliates in any transaction with us to resales pursuant to an effective registration statement filed with the Securities and Exchange Commission. We would expect the definition of these applicable persons to be liberally construed to promote the findings set out in the Wulff Letter.


     State Restrictions.
     -------------------

A total of 36 states prohibit or substantially restrict the registration and sale of blank check or shell companies within their borders. Additionally, 36 states use "merit review powers" to exclude securities offerings from their borders in an effort to screen out offerings of highly dubious quality. See paragraph 8221, NASAA Reports, CCH Topical Law Reports, 1990. We intend to comply fully with all state securities laws, and plan to take the steps necessary to ensure that any future offering of our securities is limited to those states in which such offerings are allowed. However, while we have no substantive business operations and are deemed to be a blank check or shell company, these legal restrictions may have a material adverse impact on our ability to raise capital, because potential purchasers of our securities must be residents of states that permit the purchase of such securities. These restrictions may also limit or prohibit stockholders from reselling shares of common stock within the borders of regulating states.

By regulation or policy statement, eight states (Idaho, Maryland, Missouri, Nevada, New Mexico, Pennsylvania, Utah and Washington), some of which are included in the group of 36 states mentioned above, place various restrictions on the sale or resale of equity securities of blank check or shell companies. These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from "manual listing" registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies.

In most jurisdictions, blank check and shell companies are not eligible for participation in the Small Corporate Offering Registration ("SCOR") program, which permits an issuer to notify the Securities and Exchange Commission of certain offerings registered in such states by filing a Form D under Regulation D of the Securities and Exchange Commission. All states (with the exception of Alabama, Delaware, Florida, Hawaii, Minnesota, Nebraska and New
York) have adopted some form of SCOR. States participating in the SCOR program also allow applications for registration of securities by qualification via filing of a Form U-7 with the states' securities commissions. Nevertheless, our Company does not anticipate making any SCOR offering or other public offering in the foreseeable future, even in any jurisdiction where it may be eligible for participation in SCOR, despite our status as a blank check or shell company.

The net effect of the above-referenced laws, rules and regulations will be to place significant restrictions on our ability to register, offer and sell and/or to develop a secondary market for shares of our common stock in virtually every jurisdiction in the United States. These restrictions should cease once and if we acquire a venture by purchase, reorganization or merger, so long as the business operations succeeded to involve sufficient activities of a specific nature.

Management to Devote Insignificant Time to Activities of Our Company.
----------------------------------------------------------------------

Members of our management are not required to devote their full time to the affairs of our Company. Because of their time commitments, as well as the fact that we have no business operations, the members of our management currently devote one hour a week to the activities of our Company, until such time as we have identified a suitable acquisition target or determined to engage in a particular business or industry and have commenced such operations.

No Market for Common Stock; No Market for Shares.
--------------------------------------------------

Although our common stock is currently quoted on the OTC Bulletin Board of the NASD ("LENI"), there is currently no market for such shares; and there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock in any market that may develop. Sales of "restricted securities" under Rule 144 or sales of Wulff Letter shares pursuant to registration statements may also have an adverse effect on any market that may develop. See Part II, Item 5.



Risks of "Penny Stock."
------------------------

Our common stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years); or $5,000,000 (if in continuous operation for less than three years); or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his, her or its financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor, and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

There Has Been No "Established Public Market" for Our Common Stock Since Inception.
-----------

At such time as we identify a business opportunity or complete a merger or acquisition transaction, if at all, we may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in our common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the OTC Bulletin Board of the NASD. Management intends to submit our securities for quotations on a national medium as soon as is reasonably practicable.

     Principal Products or Services and Their Markets.
     -------------------------------------------------

None; not applicable.

     Distribution Methods of the Products or Services.
     -------------------------------------------------

None; not applicable.

     Status of any Publicly Announced New Product or Service.
     --------------------------------------------------------

None; not applicable.

     Competitive Business Conditions.
     --------------------------------

Management believes that there are literally thousands of blank check or shell companies engaged in endeavors similar to those planned to be engaged in by us; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of our Company or any other entity in the strata of these endeavors; however, our Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by us for the past several years.

     Sources and Availability of Raw Materials and Names of Principal
Suppliers.
- ----------

None; not applicable.

     Dependence on One or a Few Major Customers.
     -------------------------------------------

None; not applicable.

     Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
- ------------------------------

None; not applicable.

     Need for any Governmental Approval of Principal Products or Services.
     ---------------------------------------------------------------------

Because we currently produce no products or services, we are not presently subject to any governmental regulation in this regard, except applicable securities laws, rules and regulations, as outlined above and under the heading below. However, in the event that we engage in any business endeavor or complete any merger or acquisition transaction with an entity that engages in governed activities, we will become subject to all governmental approval requirements to which the business or the merged or acquired entity is subject.

     Effect of Existing or Probable Governmental Regulations on Business.
     --------------------------------------------------------------------

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity may not be a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

The Securities and Exchange Commission, state securities commissions and NASAA have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for blank check or shell companies like us, and may make the use of these companies obsolete.

We are also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members' appointment, and compensation and oversight of the work of public companies' auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K12G3.

If we are acquired by a non-"reporting issuer" under the Exchange Act, we will be subject to the "back-door registration" requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K12G3 that will include all information about such non-"reporting issuer" as would have been required to be filed by that entity had it filed a Form 10 or Form 10-SB Registration Statement with the Securities and Exchange Commission. Amendments to Form 8-K by the Securities and Exchange Commission require that any acquisition that will result in our Company no longer being a blank check or shell company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 or Form 10-SB Registration Statement with the Securities and Exchange Commission, all within four business days, including audited financial statements of the acquired company and proforma financial statements reflecting the acquisition.

We are also prohibited from utilizing Form S-8 for the registration of our securities until we have not been a shell company for at least 60 days.

     Research and Development.
     -------------------------

None; not applicable.

     Cost and Effects of Compliance with Environmental Laws.
     -------------------------------------------------------

None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by us as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to us for acquisition, reorganization or merger.

     Number of Employees.
     --------------------
None.

Item 2.  Description of Property.
---------------------------------

     Our Company has no property or assets; its principal executive office address and telephone number are the business office address and telephone number of Swen Mortenson, our Company's Secretary which are provided at no cost to the Company. See Part I, Item 1.

Item 3.  Legal Proceedings.
---------------------------

     In the fourth quarter of 2002 Prografix, a printing company, filed a complaint against us in the Third District Court for Salt
Lake County for amounts due by us related to printing services.
In the first quarter of 2003, Prografix obtained a default judgement against us in the amount of $34,682.47.

     In the first quarter of 2003 Metro Display, a printing company, filed a complaint against us for amounts due by us related to printing services. In the second quarter of 2003, Metro Display obtained a default judgment against us in the amount of $4,866.

     We are not aware of any other pending or threatened claims against us.



Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

None.

                         PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Purchases of Equity Securities.
------------------------------------------------------------------

Market Information.
-------------------

     There has never been any established public market for shares of common stock of our Company. Our Company intends to submit for listing on the OTC Bulletin Board of the NASD. No assurance can be given that any market for our Company's common stock will develop or be maintained. For any market that develops for our Company's common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Present members of management have already satisfied the one year holding period of Rule 144 for public sales of their respective holdings in our Company in accordance with Rule 144.

     A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company; limitations on the volume of restricted securities which can be sold in any ninety (90) day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale on Form 144.

Recent Sales of "Restricted Securities".
----------------------------------------

     There have been no sales of "restricted securities" or other securities by us during the past three years.

Holders.
--------

     The number of record holders of our Company's common stock as of the year ended December 31, 2004 was approximately 46. As of December 31, 2005 there were approximately 46 stockholders.

Dividends.
----------

     There are no present material restrictions that limit the ability of our Company to pay dividends on common stock or that are likely to do so in the future. Our Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

                         Forward-looking Statements

Statements made in this Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which our Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our Company's operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected
results in these statements.   Forward-looking statements speak only as of the
date they are made.   Our Company does not undertake, and specifically
disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

                             Plan of Operation

Our Company's plan of operation for the next 12 months is to:(i)consider guidelines of industries in which we may have an interest;(ii) adopt a business plan regarding engaging in the business of any selected industry; and
(iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our Company in good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to us. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to us than would be available from a commercial lender in an arm's length transaction. As of the date of this Annual Report, we have not actively begun to seek any such venture. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.


                           Results of Operations

We have little cash and have experienced losses since inception. We did not generate any revenues from operations during the years ended December 31, 2005 and 2004. Expenses during the year ended December 31, 2005 were $11,151 compared to expenses of $15,296 in 2004 and $65,576 in 2003. Expenses for 2005 and 2004 years consisted of general, administrative and interest expenses.
These expenses were due to professional, legal and accounting fees relating to our reporting requirements. Expenses in 2003 were related to the operation of a discontinued business.

As a result of the foregoing factors, we realized a net loss of $11,151 for the year ended December 31, 2005, compared to a net loss of $12,411 for the year ended December 31, 2004 and a net loss of $62,237 in the year ended December 31, 2003.


                                 Liquidity

During the 2005 fiscal year, a principal stockholder paid expenses and accounts payable of the Company in the amount of $13,371. This aggregate amount of $13,371 outstanding as of December 31, 2005, is unsecured, non-interest bearing and is due on demand.



Item 7.  Financial Statements.
------------------------------
     Filed herewith are the Company's audited financial statements for the calendar years ended December 31, 2005, 2004 and 2003.

                      WRAP-N-ROLL USA, INC.
                 [A Development Stage Company]

                      FINANCIAL STATEMENTS

                 DECEMBER 31, 2005, 2004, and 2003

                            CONTENTS

                                                              PAGE

        -  Report of Independent Registered
             Public Accounting Firm                            F1


        -  Balance Sheets, December 31, 2005, 2004
            and 2003                                           F2


        -  Statements of Operations, for the years
            ended December 31, 2005, 2004 and 2003             F3
            and for the period from re-entering development
            stage on September 30, 2004 through December 31,
            2005

        -  Statement of Stockholders' Equity (Deficit),
            for the years ended December 31, 2005, 2004        F4
            and 2003

        -  Statements of Cash Flows, for the years
            ended December 31, 2005, 2004 and 2003           F5-F6
            and for the period from re-entering development
            stage on September 30, 2004 through December 31,
            2005

        -  Notes to Financial Statements                     F7-F17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Wrap-N-Roll USA, Inc.
Carlsbad, California

We have audited the accompanying balance sheets of Wrap-N-Roll USA, Inc.
[a development stage company] as of December 31, 2005, 2004 and 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005, 2004 and 2003 and for the period from re-entering the development stage on September 30, 2004 through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wrap-N-Roll USA, Inc. as of December 31, 2005, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2005, 2004 and 2003 and for the period from re-entering the development stage on September 30, 2004 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Wrap-N-Roll USA, Inc. will continue as a going concern. As discussed in
Note 8 to the financial statements, Wrap-N-Roll USA, Inc. has incurred losses since its inception and has not yet established profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C.
May 17, 2007
Salt Lake City, Utah




F1

                      WRAP-N-ROLL USA, INC.
                  [A Development Stage Company]

                          BALANCE SHEETS


                             ASSETS
                                                             December 31,    December 31,   December 31,
                                                                 2005            2004           2003
                                                             ____________    ____________   ____________
CURRENT  ASSETS:
  Cash                                                       $        -               -              15
  Related party receivable                                            -               -           1,923
  Notes receivable - related party                                    -               -             985
                                                             ____________    ____________   ____________
        Total Current Assets                                          -               -           2,923

PROPERTY AND EQUIPMENT, net                                           -               -          14,114
                                                             ____________    ____________   ____________
Total Assets                                                 $        -               -          17,037
                                                             ____________    ____________   ____________


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable - Trade                                   $    16,594          26,884         21,006
  Accounts payable - Related Party                                14,681           1,310            865
  Accrued Payroll                                                 20,769          20,769         20,769
  Accrued Payroll - Related Party                                     -               -          83,310
  Accrued Interest                                                11,186           7,234          4,104
  Accrued Interest - Related Party                                11,344           7,226          3,468
  Judgements Payable                                              39,548          39,548         39,548
  Notes Payable - Current                                             -               -          15,924
  Notes Payable - Related Party - Current                         49,282          49,282         38,071
                                                             ____________    ____________   ____________
        Total Current Liabilities                                163,404         152,253        227,065

Long Term debt
  Notes Payable - Long Term                                           -               -          11,201
                                                             ____________    ____________   ____________
        Total Long Term Debt                                          -               -          11,201

                                                             ____________    ____________   ____________
        Total Liabilities                                        163,404         152,253        238,266
                                                             ____________    ____________   ____________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                                    -              -              -
  Common stock, $.001 par value,
   20,000,000 shares authorized,
   10,550,000 shares issued and
   outstanding                                                     10,550         10,550         10,550
  Capital in excess of par value                                   81,837         81,837            450
  Retained earnings (deficit)                                    (238,872)      (238,872)      (232,229)
  Deficit Accumulated during Development Stage                    (16,919)        (5,768)            -
                                                             ____________    ____________   ____________
        Total Stockholders' Equity (Deficit)                     (163,404)      (152,253)      (221,229)
                                                             ____________    ____________   ____________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $         -               -         17,037
                                                             ____________    ____________   ____________


 The accompanying notes are an integral part of these financial statements.

F2

                      WRAP-N-ROLL USA, INC.
                 [A Development Stage Company]

                    STATEMENTS OF OPERATIONS



                                                                               For the period
                                                                               from re-entering
                                             For the Year Ended                the development stage
                                                December 31,                   on September 30,2004
                                           __________________________________  through
                                              2005        2004        2003     December 31, 2005
                                           __________  __________  __________  _________________
SALES REVENUE, net of returns,
  discounts and allowances                 $       -           -          -          -

COST OF GOODS SOLD                                 -           -          -          -
                                           __________  __________  __________
GROSS PROFIT (LOSS)                                -           -          -          -
                                           __________  __________  __________
EXPENSES:
  Selling                                          -           -           -         -
  General and administrative                   3,000       4,115           -       7,115
  Depreciation                                     -           -           -         -
  Loss (gain) on disposal of assets                -           -           -         -
                                           __________  __________  __________   _________
      Total Expenses                           3,000       4,115           -      7,115
                                           __________  __________  __________   _________

LOSS BEFORE OTHER INCOME (EXPENSE)            (3,000)     (4,115)          -     (7,115)
                                           __________  __________  __________   _________

OTHER INCOME (EXPENSE):
  Gain on assignment of operating lease            -          -           -          -
  Interest income - related party                  -          -           -          -
  Interest expense - related party            (3,308)       (574)         -      (3,882)
  Interest expense                            (4,843)     (1,079)         -      (5,922)
                                           __________  __________  __________   _________
      Total Other Income (Expense)            (8,151)     (1,653)         -      (9,804)
                                           __________  __________  __________   _________

LOSS BEFORE INCOME TAXES                     (11,151)     (5,768)         -     (16,919)

CURRENT TAX EXPENSE                                -           -          -          -

DEFERRED TAX EXPENSE                               -           -          -          -
                                           __________  __________  __________   _________

NET LOSS  FROM CONTINUING OPERATIONS       $ (11,151)     (5,768)         -     (16,919)
                                           __________  __________  __________   _________

DISCONTINUED OPERATIONS:
  Loss from operations of discontinued
   specialized advertising business
   (net of $0 in income taxes)                     -      (9,528)    (62,237)
  Gain/(Loss) on disposal of discontinued
   operations (net of $0 in income taxes)          -       2,885       -
                                           __________  __________  __________
LOSS FROM DISCONTINUED OPERATIONS                  -      (6,643)    (62,237)
                                           __________  __________  __________
NET LOSS                                   $ (11,151)  $ (12,411)  $ (62,237)
                                           __________  __________  __________

LOSS PER COMMON SHARE:
   Continuing Operations                   $    (.00)       (.00)      (.01)
   Operations of discontinued
    specialized advertising business               -           -          -
   Gain/(loss) on disposal of
    discontinued operations                        -           -          -
                                           __________  __________  __________
   Net Loss per Common Share                 $  (.00)       (.00)      (.01)
                                           __________  __________  __________


 The accompanying notes are an integral part of these financial statements.

F3


                      WRAP-N-ROLL USA, INC.
                  [A Development Stage Company]


           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

         FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003
                                                                                For the period
                                                                                from re-entering
                      Preferred Stock   Common Stock     Capital in  Retained   development stage
                       _____________ ___________________ Excess of   Earnings   on Sept. 30, 2004
                       Shares Amount   Shares    Amount  Par Value  (Deficit)   through Dec.31, 2005  Total
                       ______ ______ __________ ________ __________ __________  __________________  _________
BALANCE, December 31,
 2002                       - $    - 10,550,000 $ 10,550 $      450 $ (169,992)                 -   (158,992)

Net loss for the year
 ended December 31,
 2003                       -      -          -        -          -   (62,237)                  -    (62,237)
                       ______ ______ __________ ________ __________ __________  __________________  _________
BALANCE, December 31,
 2003                       - $    - 10,550,000 $ 10,550 $      450 $ (232,229)                 -   (221,229)

Accrued Payroll forgiven
recorded as contributed
capital                     -      -          -        -     81,387         -                   -     81,387

Net loss for the year
 ended December 31,
 2004                       -      -          -        -          -    (6,643)             (5,768)   (12,411)
                       ______ ______ __________ ________ __________ __________  __________________  _________
BALANCE, December 31,
 2004                       - $    - 10,550,000 $ 10,550 $   81,837 $ (238,872)            (5,768)  (152,253)

Net loss for the year
 ended December 31,
 2005                       -      -          -        -          -         -             (11,151)   (11,151)
                       ______ ______ __________ ________ __________ __________  __________________  _________
BALANCE, December 31,
 2005                       - $    - 10,550,000 $ 10,550 $   81,837 $ (238,872)           (16,919)  (163,404)
                       ______ ______ __________ ________ __________ __________  __________________  _________




 The accompanying notes are an integral part of these financial statements.

F4

                      WRAP-N-ROLL USA, INC.
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS

                                                                                       For the period
                                                                                       from re-entering
                                                     For the Year Ended                development stage
                                                        December 31,                   on September 30,2004
                                                   __________________________________  through
                                                      2005        2004        2003     December 31, 2005
                                                   __________  __________  __________  ________________
Cash Flows From Operating Activities:
 Net loss                                          $ (11,151) $ (12,411)   $(62,237)   $(16,919)
 Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
  Non-cash expense                                        -       2,908       4,768         -
  (Gain) on sale of asset                                 -      (2,885)         -          -
  Depreciation                                            -          -        6,273         -
  Changes in assets and liabilities:
    (Increase) decrease in related party receivable       -          -         (439)        -

    Increase (decrease) in accounts payable           (10,290)     5,878         840     (6,479)
    Increase (decrease) in Accrued Payroll
           - related party                                -      (1,923)      36,636         -
    (Decrease) in Payroll tax                             -          -         (361)        -
    Increase in accrued interest                       3,952      3,130       6,579      5,638
    Increase in accrued interest - related party       4,118      4,843         599      4,084
                                                   __________  __________  __________   _________
      Net Cash (Used) by Operating
        Activities                                   (13,371)      (460)     (7,342)    (13,676)
                                                   __________  __________  __________   _________
Cash Flows From Investing Activities:
 Decrease in related party receivable                      -         -            -        -
                                                   __________  __________  __________   _________
      Net Cash Provided  by Investing
        Activities                                         -         -            -        -
                                                   __________  __________  __________   _________

Cash Flows From Financing Activities:
 Proceeds from notes payable - related party               -          -        6,400        -
 Payments on notes payable                                 -          -         (155)       -
 Accounts Payable - Related Party Advance             13,371         445         865     13,676
                                                   __________  __________  __________   _________
      Net Cash Provided by Financing Activities       13,371         445       7,110     13,676
                                                   __________  __________  __________   _________

Net (Decrease) in Cash                                     -         (15)       (232)        -

Cash at Beginning of Period                                -          15         247         -
                                                   __________  __________  __________   _________

Cash at End of Period                              $       -   $       -   $      15    $    -
                                                   __________  __________  __________   _________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                                        $        -  $        -  $        -   $        -
   Income taxes                                    $        -  $        -  $        -   $        -

                            [Continued]
F5

                      WRAP-N-ROLL USA, INC.
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS

                           [Continued]

Supplemental schedule of non-cash investing and financing activities:
     For the year ended December 31, 2005:
          The Company extended $13,371 of accounts payable into a related party note payable.

     For the year ended December 31, 2004:
          An officer/shareholder to the Company purchased fixed assets of $31,365 and accumulated depreciation of $17,251 by assuming the related note payable totaling $16,999. The sale resulted in a net gain on the sale of fixed assets of $2,885.

          An officer/shareholder to the Company forgave accrued payroll totaling $81,387 which is accounted for as a capital contribution.

          The Company extended $10,126 of notes payable and $1,085 of accrued interest into a related party note payable totaling $11,211.

     For the year ended December 31,2003:
          The Company extended $39,548 of accounts payable into a judgment payable.

          The Company extended $10,126 of accounts payable into a related party note payable.

          The Company extended $2,500 of accrued interest into a related party note payable.



 The accompanying notes are an integral part of these financial statements.

F6

                      WRAP-N-ROLL USA, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization   -  Wrap-N-Roll  USA,  Inc.  ("the  Company")   was
  organized under the laws of the State of Nevada on September 26, 1997 as Oxy General Corporation. Effective November 17, 2000, the Company changed its name from Oxy General Corporation to Wrap-N-Roll USA, Inc.

  From November 2000 through September 2004, the Company provided specialized advertising services to businesses of all sizes emphasizing large format digital printing on perforated and non-perforated vinyl substrates. Through use of a special non-corrosive, vinyl material with a patented adhesive made by 3M, the Company offers businesses the ability to wrap the exterior of buildings, windows and motor vehicles with an advertising message. In addition to the sale of its wrapping services, the Company also offered advertising services using wrapped property.

  This business was discontinued in the fall of 2004. The Company is now seeking a business opportunity with which to merge.

  In the fall of 2004, the Company's sole officer and director, Mr. Halling resigned and appointed new officers and directors. At the same time, Mr. Halling sold the majority stake in the Company to Tryant, LLC.

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

  Revenue Recognition - The Company's revenue came primarily from the installation of advertising which is wrapped around a vehicle, window or building. Installation revenue was recognized upon completion of the installation. The Company also sold monthly advertising, typically with a term ranging from 1 month to 1 year. The advertising was displayed on vehicles owned or rented by the Company. Advertising revenue was recognized over the term of the advertising agreement using the straight-line method. The actual design, layout, printing and installation of the advertising was subcontracted out to third party vendors. These direct costs are recorded by the Company as cost of goods sold.

F7

                      WRAP-N-ROLL USA, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  The Company had joint agreements wherein the Company jointly shares advertising revenue with other entities. Revenue derived from joint agreements or from commission type agreements is recorded on a net basis. On a net basis, only the share of revenue belonging to the Company is recorded as revenue.

  Advance payments and deposits, which were received up front by the Company, were deferred and recognized as revenue upon completion of the installation or upon delivery of the advertising.

  Advertising Costs  -  Advertising  costs,  except   for   costs
  associated  with  direct-response  advertising,  were charged  to
  operations   when   incurred.   The  costs   of   direct-response
  advertising were capitalized and amortized over the period during which future benefits are expected to be received.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 9].

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109,
  "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes. [See Note 6]

  Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

  Recently Enacted Accounting Standards - Statement of Financial
  Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", and SFAS No. 156, "Accounting for the Servicing of Financial Assets," SFAS No. 157, "Fair Value Measurements", SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)", and
  SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 155", were recently issued. SFAS No. 155, 156, 157, 158 and 159 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Fair Value of Financial Instruments - The Company estimates that the fair value of all financial instruments at December 31, 2005, 2004 and 2003 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheet.

  Reclassification - The financial statements for periods prior to December 31, 2005 have been reclassified to conform to the headings  and  classifications used  in  the  December  31,  2005 financial statements.

F8

                      WRAP-N-ROLL USA, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following at:

                                    December 31,  December 31,  December 31,
                                        2005       2004           2003
                                    ____________  ____________  ____________
    Vehicles                        $         -   $         -   $     31,365
    Less: Accumulated depreciation            -             -        (17,251)
                                    ____________  ____________  ____________
    Net Property and Equipment      $         -   $         -   $     14,114
                                    ____________  ____________  ____________

  Depreciation expense for the years ended December 31, 2005, 2004, and 2003, was $0, $0, and $6,273, respectively.



NOTE 3 - LONG-TERM DEBT

  Long-term debt consisted of the following at:

                                                     December 31,
                                             2005        2004       2003
                                           _________  _________  _________
    Note payable to financing agency for
    60 months at an interest rate of
    3%, secured by a vehicle with a net
    book value of $14,114 at
    December 31, 2003
                                            $     -         -     16,999

    Note payable for 28 months
    at an interest rate of 8%                     -         -     10,126

    Less: Current portion                         -         -    (15,924)
                                           _________  _________  _________
                                            $     -         -     11,201
                                           _________  _________  _________


  Maturity of long-term debt for the years ended:

             December 31,         Principal Due
             ____________          ___________
                 2004              $    27,125
                 2005                       -
                 2006                       -
                 2007                       -
                 2008                       -
                 2009                       -
                 2010                       -
                                   ___________
                                   $    27,125
                                   ___________

  Interest expense for long-term debt for the years ended December
  31, 2005, 2004 and 2003 amounted to $0, $210 and $1,282, respectively.



NOTE 4 - CAPITAL STOCK

  Preferred stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at December 31, 2005, 2004 and 2003.

  Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001.

  Re-entering Development Stage:

  The Company ceased its business operations on September 30, 2004 and is considered to have re-entered into the development stage on September 30, 2004. At this time the Company then appointed new officers and directors and effected a change of control.

  In October 2004 an officer/shareholder of the Company forgave
  $81,387 of accrued payroll which is accounted for as a capital contribution.


NOTE 5 - OPERATING LEASES

  Lease payments for the years ended December 31, 2005, 2004 and 2003 amounted to $0, $0 and $4,700, respectively.
F10

                      WRAP-N-ROLL USA, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS


NOTE 6 - INCOME TAXES

  The   Company  accounts  for  income  taxes  in  accordance  with
  Statement  of Financial Accounting Standards No. 109, "Accounting
  for  Income Taxes".  SFAS No. 109 requires the Company to provide a  net  deferred  tax asset or liability equal  to  the  expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available
  operating  loss  or tax credit carryforwards.   At  December  31,
  2003, 2004 and 2005 the   Company   has  available  unused
  operating loss carryforwards  of  approximately $232,000,
  $245,000 and $256,000, respectively, which  may  be  applied against  future taxable income and which expire in various  years
  through  2025.   Due to certain substantial changes in the  Company's
  ownership which occurred in 2004, there will be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

  At December 31, 2003, 2004 and 2005, the total of all net deferred tax assets were approximately  $87,000, $91,000 and $95,000, respectively.
   The amount of and ultimate realization  of
  the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of
  which   cannot   be  determined.   Because  of  the   uncertainty
  surrounding the realization of the loss carryforwards, the Company has established a valuation allowance of approximately $87,000, $91,000 and $95,000, respectively.
  The  net  change  in  the  valuation  allowance   was
  approximately $24,000, $4,000 and $4,000 during the years ended December 31, 2003, 2004 and 2005, respectively.


F11

                      WRAP-N-ROLL USA, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES [Continued]

  The temporary differences gave rise to the following deferred tax asset (liability):

                                                      December 31,
                                            2005        2004        2003
                                         __________  __________  __________
    Net operating loss carryover        $   95,000      91,000      87,000


  The components of federal income tax expense from continuing operations consisted of the following for the year ended:

                                                      December 31,
                                            2005        2004        2003
                                         __________  __________  __________
         Current income tax expense:
           Federal                      $       -     $     -     $     -
           State                        $       -     $     -     $     -
                                         __________  __________  __________
         Net current tax expense        $       -     $     -     $     -
                                         __________  __________  __________


   Deferred tax expense (benefit) resulted from:

          Net operating loss carryover  $    4,000    $  4,000   $  24,000

          Valuation allowance           $   (4,000)   $ (4,000)  $ (24,000)
                                         __________  __________  __________
         Net deferred tax expense       $       -     $     -    $     -
                                         __________  __________  __________

  Deferred  income tax expense results primarily from the  reversal
  of   temporary  timing  differences  between  tax  and  financial statement income.

  F12

                      WRAP-N-ROLL USA, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES [Continued]

  The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the year ended:

                                                    December 31,
                                            2005        2004        2003
                                         __________  __________  __________
          Computed tax at the expected
            federal statutory rate          34.00%      34.00%     34.00%
         State income taxes, net of
            federal benefit                  3.30        3.30       3.30
         Valuation allowance               (37.30)     (37.30)    (37.30)
                                         __________  __________  __________
         Effective income tax rates         0.00%       0.00%      0.00%
                                         __________  __________  __________

NOTE 7 - RELATED PARTY TRANSACTIONS

  Receivable - At December 31, 2003 the Company had a remaining notes receivable balance of $985 and interest receivable of $1,923. At December 31, 2005 and 2004 the remaining balance was $0 and $0, respectively.

  Purchase Agreement - On April 21, 2001, the Company purchased a van for $31,365 to replace one of its leased cars. To finance the purchase, an officer/shareholder of the Company paid $1,000 to the financing agency and the Company assigned its operating lease to the financing agency and recognized a $1,500 gain. The remaining $28,865 was financed through the financing agency in the name of the officer/shareholder at an interest rate of 3%. The agreement was negotiated in the name of the officer/shareholder to take advantage of certain conditions and financing arrangements that were unavailable to the Company. The Company then purchased the van from the officer/shareholder on the same terms and conditions. The agreement requires the Company to make 60 monthly payments of $518 directly to the financing agency beginning June 8, 2001. At December 31, 2003, the Company owed $16,999 on the purchase of the van [See Note 3].

  In 2004 the van and its related debt was assumed by an officer/ shareholder of the Company.


F13

                      WRAP-N-ROLL USA, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS [Continued]

  Office  Space/Utilities - On January 1, 2001, the Company entered into  rental and utilities agreements with an officer/shareholder of  the  Company allowing the Company to use office space in  his home for the operations of the Company at a base rent of $100 per month  and a base utility expense of $100 per month.  During  the years  ended  December  31, 2005, 2004 and 2003, the  Company  expensed
  $0, $2,908 and $1,050, respectively, as rent and
  utilities/miscellaneous expenses which have been applied  against
  the    principal notes   receivable    from    the
  officer/shareholder [See above]. During the year ended December 31, 2004 this agreement was cancelled and no monies are due from this agreement.


 NOTES PAYABLE RELATED PARTY
                                   December 31,   December 31,   December 31,
                                        2005           2004           2003
                                   ____________   ____________   ____________
The Company issued a $16,671 note
payable to an officer/shareholder
of the Company in August 2001. The
note accrues interest at 10% per
annum, is due on demand. Accrued
interest amounted to $317, $317
and $317, respectively              $        -     $        -     $        -

The Company issued a $10,000 note
payable to an officer/shareholder
of the Company in August 2002. The
note accrues interest at 10% per
annum, is due on demand. Accrued
interest amounted to $55, $55 and
$55, respectively                   $        -     $        -     $        -

The Company issued a $2,500 note
payable to an officer/shareholder
of the Company in October 2002.
The note accrues interest at 10%
per annum, is due on demand.
Accrued interest amounted to $802,
 $552 and $302, respectively        $     2,500    $     2,500    $     2,500

The Company issued a $18,755 note
payable to an officer/shareholder
of the Company in January 2003.
The note accrues interest at 8%
per annum, is due on demand.
Accrued interest amounted to
$4,473, $2,974 and $1,471,
respectively                        $    18,755    $    18,755    $    18,755

The Company issued a $10 417 note
payable to an officer/shareholder
of the Company in January 2003.
The note accrues interest at 8%
per annum, is due on demand.
Accrued interest amounted to
$2,485, $1,652 and $817,
respectively                        $    10,417    $    10,417    $    10,417

The Company issued a $3,200 note
payable to an officer/shareholder
of the Company in March 2003.
The note accrues interest at 10%
per annum, is due on demand.
Accrued interest amounted to $906,
 $586 and $265, respectively        $     3,200    $     3,200    $     3,200

The Company issued a $3,200 note
payable to an officer/shareholder
of the Company in April 2003.
The note accrues interest at 10%
per annum, is due on demand.
Accrued interest amounted to $881,
 $562 and $241, respectively        $     3,200    $     3,200    $     3,200

The Company issued a $11,210 note
payable to an officer/shareholder
of the Company in May 2004.
The note accrues interest at 8%
per annum, is due on demand.
Accrued interest amounted to
$1,425, $528 and 0, respectively    $     11,210    $     11,210  $        -


Less: notes payable current portion $     49,282    $     49,282  $    38,072

Net: notes payable long term        $         -     $         -   $        -


Interest Expense for the years ended December 31, 2005, 2004 and 2003 is $4,118, $3,758 and $3,105, respectively.


Loans - From the re-entering of development stage, Tryant, LLC, a shareholder, pays the operating expenses of the company. This advance is treated as note payable.

F14

                      WRAP-N-ROLL USA, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 8 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 9 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share for the periods presented:

                                                     For the Year Ended
                                                        December 31,
                                             __________________________________
                                                 2005        2004        2003
                                             __________  __________  __________
        Loss from continuing
          operations (numerator)             $ (11,151)  $  (5,768)  $      -
        Loss from discontinued
          operations (numerator)                            (9,528)   (62,237)
        Gain (loss) on disposal of
          discontinued operations (numerator)        -       2,885          -
                                             __________  __________  __________
        Loss available to common
          shareholders (numerator)           $ (11,151)  $ (12,411)  $ (62,237)

                                             __________  __________  __________
  Weighted average number of common
  shares outstanding used in loss per share
  for the period (denominator)               10,550,000  10,550,000  10,550,000
                                             __________  __________  __________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.


F15

                      WRAP-N-ROLL USA, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES

  Litigation - In December 2002, Prografix International, Inc. ["Prografix"], a supplier of the Company, filed a complaint in the Third District Court for Salt Lake County. Prografix claims that the Company has not paid for services rendered and seeks a judgement against the Company in the amount of unpaid invoices plus interest. Prografix subsequently obtained a judgement of $34,682 against the Company.

  In the first quarter of 2003 Metro Display, a printing company, filed a complaint against us for amounts due by us related to printing services. In the second quarter of 2003, Metro Display obtained a default judgment against the Company in the amount of $4,866.

NOTE 11 - DISCONTINUED OPERATIONS

  On September 30, 2004, the Company discontinued its specialty advertising business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At December 31, 2003, the Company had assets in the amount of $14,114 and liabilities in the amount of $16,999 associated with its discontinued specialty advertising business. At December 31, 2004 and 2005, the Company had no assets or liabilities associated with its discontinued specialty advertising business.

  The following is a summary of the results of operations of the Company's discontinued specialty advertising business:


                                                                  From Inception
                                            For the Year Ended       on May 1,
                                             December 31,          1997, Through
                                            ______________________  December 31,
                                                2005        2004        2005
                                            __________  __________  __________

        Revenue                             $       -  $        -  $    3,000
        Cost of Goods Sold                          -           -        (118)
        General and Administrative                  -           -     (55,949)
        Interest Expense - Related party            -           -      (3,249)
        Interest Expense                            -           -      (6,260)
        Interest income - related party             -           -         339
                                            __________  __________  __________
        Net Loss                            $       -  $        -  $  (62,237)
                                            __________  __________  __________


F16

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     No independent accountant of our Company has resigned, declined to stand for re-election or was dismissed during our Company's two most recent fiscal years or any interim period.

Item 8(a).  Controls and Procedures.
            ------------------------

     As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 8(b). Other Information
--------------------------------

None.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company for the calendar years ending December 31, 2005, 2004 and 2003, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

                                           Date of           Date of
                     Positions            Election or       Termination
   Name                 Held             Designation       Resignation
   ----                 ----             -----------       -----------
Alex Ferries        President               11/2004              *
                    Director                11/2004              *

Tim Misewicz        Vice President          11/2004              *
                    Director                11/2004              *

Swen Mortenson      Director                11/2004              *
                    Secretary/              11/2004              *
                    Treasurer               11/2004              *

Cliff Halling       President
                    Secretary/
                    Treasurer               6/1999             11/2004


          * These persons presently serve in the capacities indicated opposite their respective names.

Term of Office.
---------------

     The term of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in May of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are elected.

Business Experience.
--------------------

Mr. Ferries, age 32, has been an associate for Tryant, LLC, an investment banking consulting firm headquartered in Salt Lake City, Utah, since February 2004. In 2002, Mr. Ferries graduated from the Tuck School of Business with an MBA. Prior to business school, Mr. Ferries was a staff engineer at Critical Link, LLC, an electrical engineering consulting firm in Syracuse, New York, where he was responsible for the design and production of several hardware/software products.



Mr. Misewicz, age 44, has been involved in various aspects of the commercial fitness industry for over twenty years. From 1987 through 2002, his personal training company operated inside IRHSA clubs in the Utah market. From 2002 to 2004, Mr. Misewicz helped open and operate two facilities dedicated exclusively to emerging fitness trend concepts such as core training and Pilates. From 1999 through 2003, Mr. Misewicz served as the CEO of Personal Training Business Consultants International, a privately-held, strategic planning and consulting company focused on the Utah, Colorado, Arizona, and California health club markets.



Mr. Mortenson, age 57, has been the managing partner of Mortenson & Wyatt
CPA Firm for over five years. Mr. Mortenson graduated from Steven Henagers Business College in 1971, with an Associated Degree in Professional Accounting and Business.


Family Relationships.
---------------------

None; not applicable.


Involvement in Certain Legal Proceedings.
-----------------------------------------

          Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of our
Company:

          (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

               (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

              (ii)  Engaging in any type of business practice; or

              (iii) Engaging in any activity in connection with the
                    purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

          (4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

          (5) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated; or

          (6) Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     To our knowledge, during our past fiscal year and since then, all filings required to be made by members of management or others pursuant to Section 16(a) of the Exchange Act have been duly filed with the Securities and Exchange Commission.

Audit Committee.
----------------

     We have not appointed an Audit Committee because of the lack of operations.



Item 10. Executive Compensation.
--------------------------------

Cash Compensation.
------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)   (i)

Name and     Years or              other                               all
principal    periods               Annual   restricted option/  LTIP   other
position     Ended       $     $   Compen-  Stock      SAR's  PayoutsCompen-
                      Salary Bonus sation awards$    #       $       sation$
----------------------------------------------------------------------------
Alex Ferries  12/31/05   0     0     0         0        0      0       0
Director      12/31/04   0     0     0         0        0      0       0
President     12/31/03   0     0     0         0        0      0       0

Tim           12/31/05   0     0     0         0        0      0       0
Misewicz      12/31/04   0     0     0         0        0      0       0
Vice Pres.    12/31/03   0     0     0         0        0      0       0
Director

Swen
Mortenson     12/31/05   0     0     0         0        0      0       0
Sec/Tres      12/31/04   0     0     0         0        0      0       0
Director      12/31/03   0     0     0         0        0      0       0

Cliff
Halling       12/31/05   0     0     0         0        0      0       0
Sec/Tres      12/31/04   0     0     0         0        0      0       0
Director      12/31/03 36,636  0     0         0        0      0       0

Stock Option Plans.
-------------------

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the calendar years ending December 31, 2005, 2004 and 2003, or the period ending on the date of this Annual Report. Further, no member of our Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors.
--------------------------

The only compensation to be paid to our current directors is, in the event of a change in control of the registrant, each person shall receive $1,000 and 1,000 shares of the post-change in control company.

There are no arrangements pursuant to which any of our Company's directors was compensated during our Company's last completed calendar year or the previous two calendar years for any service provided as director. See the Summary Compensation Table of this Item.

Termination of Employment and Change of Control Arrangement.
------------------------------------------------------------

     There are no compensatory plans or arrangements, including payments to be received from our Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with our Company or its subsidiaries, or any change in control of our Company, or a change in the person's responsibilities following a change in control of our Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who own more than five percent of our Company's common stock as of December 31, 2005 and 2004, and to the date hereof:

                                         Number and Percentage
                                         of Shares Beneficially Owned
                                         ----------------------------

Name and Address                          12/31/04    12/31/05 and Currently
----------------                          --------    ----------------------

Tryant, LLC                               9,960,000 94.4%   9,960,000 94.4%

TOTALS                                	  9,960,000 94.4%   9,960,000 94.4%



Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of our Company's directors and executive officers as of December 31, 2005 and 2004, and to the date hereof:

                                             Number and Percentage
                                       of Shares Beneficially Owned
                                          ----------------------------

Name and Address                          12/31/04    12/31/05 and currently
----------------                          --------    ----------------------

Alex Ferries	               		    -0- 0%      -0- 0%

Tim Misewicz                                -0- 0%      -0- 0%

Swen Mortenson                              -0- 0%      -0- 0%

TOTALS                                      -0- 0%      -0- 0%


Changes in Control.
-------------------

     To the knowledge of management, there are no present arrangements or pledges of our Company's securities which may result in a change in control.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

     There were no material transactions, or series of similar transactions, during our Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to our Company to own of record or beneficially more than five percent of any class of our Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Certain Business Relationships.
-------------------------------

     There were no material transactions, or series of similar transactions, during our Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to our Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management.
---------------------------

     There were no material transactions, or series of similar transactions, during our Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to our Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Transactions with Promoters.
----------------------------

     There were no material transactions, or series of similar transactions, during our Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

    Item 1.01 Entry into a Material Definitive Agreement. 10/19/2004

    Item 5.02: Departure of Directors or Principal Officers;
               Election of Directors;
               Appointment of Principal Officers 11/24/2004



                                                  Exhibit
Exhibits*                                         Number
Number                                            ------
------
          (i)


31.1      Certification of Alex Ferries

31.2      Certification of Swen Mortenson

32        906 Certification

          (ii)


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



Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to Wrap N Roll USA, Inc. by its principal accountants during the calendar years ended December 31, 2005, December 31, 2004 and December 31, 2003:

     Fee category               2005           2004          2003
     ------------               ----           ----          ----

     Audit fees                $  -           $  -        $  6,950

     Audit-related fees        $  -           $  -        $  -

     Tax fees                  $  -           $  -        $  -

     All other fees            $  -           $  -        $  -

     Total fees                $  -           $  -        $  -

     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WRAP N ROLL USA, INC.


Date:   5/30/2007                    By /s/ Alex Ferries
                                     Alex Ferries, President and
                                     Director

Date:   5/30/2007                    By /s/ Tim Misewicz
                                     Tim Misewicz, Vice President and
                                     Director

Date:   5/30/2007                    By /s/ Swen Mortenson
                                     Swen Mortenson, Secretary/Treasurer and
                                     Director


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                   WRAP N ROLL USA, INC.


Date:   5/30/2007                    By /s/ Alex Ferries
                                     Alex Ferries, President and
                                     Director

Date:   5/30/2007                    By /s/ Tim Misewicz
                                     Tim Misewicz, Vice President and
                                     Director

Date:   5/30/2007                    By /s/ Swen Mortenson
                                     Swen Mortenson, Secretary/Treasurer and
                                     Director