Form 10KSB
period 2006-12-31
WRAP N ROLL USA INC
filed 2007-09-12
CIK 1105858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

 (Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-29445

Wrap-N-Roll USA, Inc.

(Name of small business issuer in its charter)

NEVADA	84-1432450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1348 E. 3300 S., Salt Lake City, UTAH	84106
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (801) 466-0041

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [ ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]     No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.      ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒     No [ ]

State issuer's revenues for its most recent fiscal year:

$-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

On June 30, 2007 the aggregate market value of the voting stock of Wrap-N-Roll USA, Inc. held by non-affiliates of the registrant was $4,950.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.   10,550,000 shares of common stock, $.001 par value issued and outstanding as of June 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [ ] ; No ☒

PART I

Item 1. Description of Business.

Our History

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

Our Business

Wrap-N-Roll USA, Inc. intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. We are not restricting our search to any particular industry or geographical area. We may therefore engage in essentially any business in any industry. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks. In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people. Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests. In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location. We may acquire a business opportunity in any stage of development. This includes opportunities involving "start up" or new companies. In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company. We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

      - available technical, financial and managerial resources;
      - working capital and other financial requirements;
      - the history of operations, if any;
      - prospects for the future;
      - the nature of present and expected competition;
      - the quality and experience of management services which may be available and the depth of the management;
      - the potential for further research, development or exploration;
      - the potential for growth and expansion;
      - the potential for profit;
      - the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific business opportunities and then select the most suitable opportunities based on legal structure or method of participation. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction. Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity. We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity. These materials may include the following:

      - descriptions of product, service and company history; management resumes;
      - financial information;
      - available projections with related assumptions upon which they are based;
      - an explanation of proprietary products and services;
      - evidence of existing patents, trademarks or service marks or rights thereto;

      - present and proposed forms of compensation to management;
      - a description of transactions between the prospective entity and its affiliates;
      - relevant analysis of risks and competitive conditions;
      - a financial plan of operation and estimated capital requirements;
    and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

We do not have any employees and do not anticipate hiring additional employees until our operations resume and expand to such a degree that necessitates hiring auxiliary staff.

Subsequent Events

None.

Item 2. Description of Property.

We do not currently own any property. We utilize office space in Salt Lake City where our Secretary provides office space at no charge. We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

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

Recent Sales of "Restricted Securities"

There have been no sales of "restricted securities" or other securities by us during the past three years.

The number of record holders of our Company's common stock as of the year ended December 31, 2006 was approximately 46.

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

This report contains certain forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. Wrap-N-Roll USA, Inc. cautions readers that expressions of future goals and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements. Words such as "May," "Will," "Expect," "Believe," "Anticipate," "Intend," and comparable terminology are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those currently anticipated or discussed in this report. Factors that may affect our results include, but are not limited to, market acceptance of our products and technologies, our ability to secure financing, potential competition from other companies with greater technical and marketing resources, and other factors described in our filings with the Securities and Exchange Commission.

Plan of Operation

The Company had limited operations and generated no revenue for the years ended December 31, 2006 and December 31, 2005. The Company's plan is to seek a business venture in which to participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity that will ultimately prove to be beneficial to the Company and its shareholders.

The Company is pursuing its search for a business opportunity primarily through its officers and directors, although other sources, such as professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others, may present unsolicited proposals.

The activities of the Company are subject to several significant risks that arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company's shareholders. A description of the manner in which the Company will pursue the search for and participation in a business venture is described above.

Although the Company has no operations, it does incur expenses in connection with complying with reporting requirements under the Securities Exchange Act of 1934. General and administrative expenses for the fiscal years ended December 31, 2006 and 2005 were $9,864 and $3,000 respectively. Interest expense was $8,151 for the fiscal year ended December 31, 2005 and $8,080 for the fiscal year ended December 31, 2006. Net loss for the fiscal year ended December 31, 2005 was $11,151 compared to $17,944 for the same period in 2006. Expenses consisted of professional fees and expenses incurred to prepare financial statements and periodic reports filed by the Company with the Securities and Exchange Commission. Funds required to pay these expenses were obtained through loans from various sources.

The Company does not expect to generate any meaningful revenue unless and until it acquires an interest in an operating business.

During 2006 and 2005, the Company was loaned a total of $15,949 from a shareholder of the Company. These loans are unsecured, payable on demand, and bear interest at 8% per annum.

Liquidity and Capital Resources

As of December 31, 2006, the Company had no cash and no other assets. Liabilities were $181,348 as of December 31, 2006, with $49,282 in notes payable to related parties. Management will attempt to raise capital for its current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for extension of outstanding notes or an infusion of capital, and there are no assurances to that effect. Moreover, the Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

Recent Changes in Securities

None.

Item 7. Financial Statements

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 17.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, and position of each officer and director of the Company. All directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Name	Age	Positions	Since
Alex Ferries	33	President and Director	September 2004
Swen Mortenson	57	Secretary/Treasurer/Director	September 2004

The following is information on the business experience of each officer and director:

Alex Ferries has served as the Company's President and a Director of Wrap-N-Roll USA, Inc. since November 2004. He has been an associate at Tryant, LLC since February 2004. From July 2003 to January 2004, he worked part-time as an independent consultant, evaluating the merits of a potential retail pharmacy chain, which never materialized. He was not actively employed from January 2002 to July 2003. Mr. Ferries is Secretary and Director of AcuRx, Inc., and Secretary and Director of I/Net, Inc. and Secretary and Director of West Coast Car Company.

Mr. Mortenson, age 57, has been the managing partner of Mortenson & Wyatt CPA Firm for over five years. Mr. Mortenson graduated from Steven Henager Business College in 1971, with an Associated Degree in Professional Accounting and Business.

Family Relationships

NONE.

Involvement in Certain Legal Proceedings.

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

Board and Committee Meetings

None.

Section 16(a) Filing Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based on the copies of filings received by the Company during the most recent fiscal year the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto.

Item 10. Executive Compensation Discussion and Analysis

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2006 and 2005. The following table summarizes all compensation for fiscal years 2006 and 2005 received by our Chief Executive Officer or President, and all officers who earned more than $100,000 in fiscal year 2006.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation Earnings($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alex Ferries	2006	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
President	2005	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
	2004	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Tim Misewicz	2006	--	--	--	--	--	--	--	--
Vice President	2005	--	--	--	--	--	--	--	--
	--	--	--	--	--	--	--	--	--
Swen Mortenson	2006	--	--	--	--	--	--	--	--
Secretary	2005	--	--	--	--	--	--	--	--
	2004	--	--	--	--	--	--	--	--

Director Compensation

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2006.

DIRECTOR COMPENSATION
Name and principal position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation Earnings($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alex Ferries	2006	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
President	2005	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
	2004	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Tim Misewicz	2006	--	--	--	--	--	--	--	--
Vice President	2005	--	--	--	--	--	--	--	--
	--	--	--	--	--	--	--	--	--
Swen Mortenson	2006	--	--	--	--	--	--	--	--
Secretary	2005	--	--	--	--	--	--	--	--
	2004	--	--	--	--	--	--	--	--

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of June 30, 2007, certain information regarding the ownership of the Company's capital stock by the following persons on such date: each of the directors and executive officers, each person who is known to be a beneficial owner of more than 5% of any class of our voting stock, and all of our officers and directors as a group. Unless otherwise indicated below, to our knowledge, all persons listed below had sole voting and investing power with respect to their shares of capital stock, except to the extent authority was shared by spouses under applicable community property laws.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of June 30, 2007 were deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person, and was based on 10,550,000 shares of the Common Stock issued and outstanding as of June 30, 2007.

Title of Class	Name and Address Of Beneficial Owners (1)	Amount and Nature Of Beneficial Ownership	Percent Of Class
Common Stock	Alex Ferries	-	-%
	Tim Misewicz	-	-%

	Swen Mortenson	-	-%

	Tryant, LLC	9,960,000	94.4%
1608 W. 2225 S.
Woods Cross, UT 84087
	All officers and directors as a group (3 persons)	-	-%

(1)Unless otherwise noted, the address for each of the named beneficial owners and directors and officers is 1348 E. 3300 S., Salt Lake City, UT 84106.

Item 12. Certain Relationships and Related Transactions.

As of March 10, 2007 a shareholder of the Company, Jeff Jenson, has loaned the Company $49,282. The loans pay interest at 8% and are due upon demand.

The Company utilizes office space at 1348 E. 3300 S., Salt Lake City, Utah 84106, provided by Swen Mortenson, an officer and director of the Company. It does not pay rent for this office space.

Item 13. Exhibits.
Exhibit #	Title	Location
3.1	Amended and Restated Certificate of Incorporation	*
3.2	Bylaws	*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	Attached
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	Attached

* Incorporated by reference. Filed as exhibit to Form 10-SB filed September 26, 2005

*** The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 14. Principal Accountant Fees and Services.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statement and review of financial statements included in the Company's 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $0 for fiscal year ended 2005 and $9,000 for fiscal year ended 2006.

Audit-Related Fees

There were no fees for other audit related services for fiscal years ended 2005 and 2006.

Tax Fees

Fees for tax compliance, tax advice and tax planning for the fiscal year 2005 was $0 and $0 for 2006.

All Other Fees

There were no other fees billed in 2006.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wrap-N-Roll USA, Inc.

Date: 9/12/2007 /s/Alex Ferries
Alex Ferries
Chief Executive Officer

Date:9/12/2007 /s/Swen Mortenson
Swen Mortenson
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/Alex Ferries
Alex Ferries, Director

Date:9/12/2007

By:/s/Swen Mortenson
Swen Mortenson, Director
Date: 9/12/2007

Wrap-N-Roll USA, Inc.
[A Development Stage Company]
FINANCIAL STATEMENTS
DECEMBER 31, 2006

Wrap-N-Roll USA, Inc.
[A Development Stage Company]
FINANCIAL STATEMENTS
DECEMBER 31, 2006
TABLE OF CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	18

Balance Sheet, December 31, 2006	19

Statements of Operations, for the years
ended December 31, 2006 and 2005
and from re-entering development stage on September 30, 2004
through December 31, 2006	20

Statement of Stockholders' Equity (Deficit),
from re-entering development stage on September 30, 2004
through December 31, 2006	21

Statements of Cash Flows, for the years
ended December 31, 2006 and 2005
and from re-entering development stage on September 30, 2004
through December 31, 2006	22

Notes to Financial Statements	23

Wrap-N-Roll USA, Inc.
[A Development Stage Company]
FINANCIAL STATEMENTS
DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Wrap-N-Roll USA, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Wrap-N-Roll USA, Inc. [a development stage company] as of December 31, 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2006 and 2005 and for the period from re-entering the development stage on September 30, 2004 through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wrap-N-Roll USA, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from re-entering the development stage on September 30, 2004 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Wrap-N-Roll USA, Inc. will continue as a going concern. As discussed in Note 5 to the financial statements, Wrap-N-Roll USA, Inc. has incurred losses since its inception and has not yet established profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.
September 11, 2007
Salt Lake City, Utah

Wrap-N-Roll USA, Inc.
[A Development Stage Company]
Balance Sheet
December 31, 2006

Assets
Current Assets
Cash and cash equivalents	$ -
Total Current Assets	-
Total Assets	$ -

Liabilities and Stockholders' Deficit

Liabilities
Current Liabilities
Accounts Payable - Trade	$ 25,190
Advances Payable - Related Party	15,949
Accrued Payroll	20,769
Accrued Interest	30,610
Judgements Payable	39,548
Notes Payable - Related Party - Current	49,282
Total Current Liabilities	181,348
Total Liabilities	$ 181,348

Stockholders' Deficit
Preferred Stock - 5,000,000 shares authorized
having a par value of $.001 per share;
no shares issued and outstanding;	-
Capital Stock - 20,000,000 shares authorized
having a par value of $.001 per share;
10,550,000 shares issued and outstanding - Note 2	10,550
Capital in excess of par value	81,837
Retained earnings (deficit)	(238,872)
Deficit accumulated during the development stage	(34,863)
Total Stockholders' Deficit	(181,348)
Total Liabilities and Stockholders' Deficit	$ -

See accompanying notes to financial statements

Wrap-N-Roll USA, Inc.
[A Development Stage Company]
Statements of Operations
For the Years Ended December 31, 2006 and 2005, and
for the period from re-entering development stage on September 30, 2004 through December 31, 2006

			For the period from re-entering development stage on September 30, 2004 through December 31,
	2006	2005	2006
Revenues	$ -	$ -	$ -
Cost of Goods Sold	-	-	-
Gross Profit	-	-	-

General and Administration Expenses	9,864	3,000	16,979

Loss before other income(expense)	(9,864)	(3,000)	(16,979)

Other Income and Expense	-	-	-

Interest Expense - Related party	(4,128)	(3,308)	(8,010)
Interest Expense	(3,952)	(4,843)	(9,874)
Total Other Income/(Expense)	(8,080)	(8,151)	(17,884)

Loss from Continuing Operations before
income taxes	(17,944)	(11,151)	(34,863)
Provision for income taxes	-	-	-
Loss from Continuing Operations	(17,944)	(11,151)	(34,863)

Net Income (Loss)	$(17,944)	$(11,151)	$(34,863)

Net Loss per share	$ (0.00)	$(0.00)
Weighted average number
of common shares outstanding	10,550,000	10,550,000

See accompanying notes to financial statements

Wrap-N-Roll USA, Inc.
[A Development Stage Company]
Statement of Stockholders' Deficit
for the period from re-entering development stage on September 30, 2004 through December 31, 2006

							For the Period
							from re-entering
	Preferred	Stock	Common	Stock	Capital		Development Stage
	Shares	Par	Shares	Par	in Excess	Retained	on Sept. 30, 2004	Stockholders'
	Issued	Amount	Issued	Amount	of Par Value	Deficit	Through Dec. 31, 2006	Deficit
Balance, September 30, 2004			10,550,000	10,550	450	(238,872)	-	(227,872)

Accrued Payroll forgiven recorded as contributed capital					81,387			81,387
Net loss for the period ended December 31, 2004							(5,768)	(5,768)
Balance, December 31, 2004			10,550,000	10,550	81,837	(238,872)	(5,768)	(152,253)

Net loss for the year ended December 31, 2005							(11,151)	(11,151)
Balance, December 31, 2005			10,550,000	10,550	81,837	(238,872)	(16,919)	(163,404)

Net loss for the year ended December 31, 2006							(17,944)	(17,944)
Balance, December 31, 2006			10,550,000	$10,550	$81,837	$(238,872)	$(34,863)	$(181,348)

See accompanying notes to financial statements

Wrap-N-Roll USA, Inc.
[A Development Stage Company]
Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005, and
for the period from re-entering development stage on September 30, 2004 through December 31, 2006

			For the period from re-entering development stage on September 30, 2004 through December 31,
	2006	2005	2006
Cash Flows From Continuing Operating Activities
Net Loss from continuing operations	$ (17,944)	$(11,151)	$(34,863)
Adjustments to reconcile income (loss)
from continuing operations to net
cash used by operating activities:
Increase/(decrease) in accounts payable	8,596	(10,290)	2,117
Increase/(decrease) in judgement interest payable	3,952	3,952	9,590
Increase/(decrease) in interest payable	4,128	4,118	8,212
Net Cash from Continuing Operating Activities	(1,268)	(13,371)	(14,944)
Net Cash From Investing Activities	-	-	-

Cash Flows From Financing Activities
Increase/(decrease) in related party advances	1,268	13,371	14,944
Net Cash From Financing Activities	1,268	13,371	14,944

Net Increase (Decrease) in Cash	-	-	-

Beginning Cash Balance	-	-	-

Ending Cash Balance	$ -	$ -	$ -

Supplemental Disclosures
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Supplemental Schedule of Non-cash Investing and Financing Activities:

    For the year ended December 31, 2006       None.

    For the year ended December 31, 2005
      The Company extended $13,371 of accounts payable into a related party note payable.

See accompanying notes to financial statements

Wrap-N-Roll USA, Inc., Inc.
[A Development Stage Company]
Notes to the Financial Statements
December 31, 2006

NOTE 1 - ORGANIZATION

Organization - Wrap-N-Roll USA, Inc. ("the Company") was organized under the laws of the State of Nevada on September 26, 1997 as Oxy General Corporation. Effective November 17, 2000, the Company changed its name from Oxy General Corporation to Wrap- N-Roll USA, Inc.

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

Development Stage - The Company discontinued its previous operations and is considered to have re-entered the development stage on September 30, 2004. The Company has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes. [See Note 3]

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

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

Fair Value of Financial Instruments - The Company estimates that the fair value of all financial instruments at December 31, 2006 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

Reclassification - The financial statements for periods prior to December 31, 2006 have been reclassified to conform to the headings and classifications used in the December 31, 2006 financial statements.

NOTE 2 - CAPITAL STOCK

Preferred stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at December 31, 2006.

Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001. At December 31, 2006 there were 10,550,000 shares issued and outstanding.

In October 2004 an officer/shareholder of the Company forgave $81,387 of accrued payroll which is accounted for as a capital contribution.

The Company ceased its business operations on September 30, 2004 and is considered to have re-entered the development stage on September 30, 2004. At this time the Company then appointed new officers and directors and effected a change in control.

NOTE 3 - INCOME TAXES
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2005 and 2006 the Company has available unused operating loss carryforwards of approximately $256,000 and $274,000, respectively, w hich may be applied against future taxable income and which expire in various years through 2026. Due to certain substantial changes in the Company's ownership which occurred in 2004, there will be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

At December 31, 2005 and 2006, the total of all net deferred tax assets were approximately $95,000 and $102,000, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance of approximately $95,000 and $102,000, respectively. The net change in the valuation allowance was approximately $4,000 and $7,000 during the years ended December 31, 2005 and 2006, respectively.

The temporary differences gave rise to the following deferred tax asset (liability):
	2006	2005
Net operating loss carryover	102,000	$ 95,000

The components of federal income tax expense from continuing operations consisted of the following for the year ended:
December
	2006	2005
Current income tax expense
Federal	$ -	$ -
State	$ -	$ -
Net current tax expense	$ -	$ -

Deferred tax expense (benefit) resulted from:

Net operating loss carryover	$ 7,000	$ 4,000
Valuation allowance	$ (7,000)	$ (4,000)
Net deferred tax expense	$ -	$ -

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial
statement income.

The reconciliation of income tax from continuing operations computed at the U.S.
federal statutory tax rate to the Company's effective rate is as follows for the year ended:
	2006	2005
Computed tax at the expected federal statutory rate	34%	34%
State income taxes, net of federal benefit	3.30	3.30
Valuation allowance	(37.30)	(37.30)
Effective income tax rates	0.00%	0.00%

NOTE 4 - RELATED PARTY TRANSACTIONS

NOTES PAYABLE RELATED PARTY
	December 31, 2006	December 31, 2005

The Company issued a $16,671 note payable to an officer/shareholder of the Company in August 2001. The note accrues interest at 10% per annum, is due on demand. Accrued interest amounted to $317 and $317, respectively	$ -	$ -

The Company issued a $10,000 note payable to an officer/shareholder of the Company in August 2002. The note accrues interest at 10% per annum, is due on demand. Accrued interest amounted to $55 and $55, respectively	$ -	$ -

The Company issued a $2,500 note payable to an officer/shareholder of the Company in October 2002. The note accrues interest at 10% per annum, is due on demand. Accrued interest amounted to $1,052 and $802, respectively	$ 2,500	$ 2,500

The Company issued a $18,755 note payable to an officer/shareholder of the Company in January 2003. The note accrues interest at 8% per annum, is due on demand. Accrued interest amounted to $5,977 and $4,473, respectively	$ 18,755	$ 18,755

The Company issued a $10 417 note payable to an officer/shareholder of the Company in January 2003. The note accrues interest at 8% per annum, is due on demand. Accrued interest amounted to $3,320 and $2,485, respectively	$ 10,417	$ 10,417
The Company issued a $3,200 note payable to an officer/shareholder of the Company in March 2003. The note accrues interest at 10% per annum, is due on demand. Accrued interest amounted to $1,226 and $906, respectively	$ 3,200	$ 3,200

The Company issued a $3,200 note payable to an officer/shareholder of the Company in April 2003. The note accrues interest at 10% per annum, is due on demand. Accrued interest amounted to $1,202 and $881, respectively	$ 3,200	$ 3,200

The Company issued a $11,210 note payable to an officer/shareholder of the Company in May 2004. The note accrues interest at 8% per annum, is due on demand. Accrued interest amounted to $2,322 and $1,425, respectively	$ 11,210	$ 11,210

Less: notes payable current portion	$ 49,282	$ 49,282

Net: notes payable long term	$ -	$ -

Interest Expense for the years ended December 31, 2006 and 2005 is $4,118 and $4,118, respectively.

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

NOTE 6 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:
	For the	years ended
	2006	2005
Loss from continuing operations (numerator)	$ (17,944)	$ (11,151)
Loss available to common shareholders	(17,944)	(11,151)
Weighted average number of common shares outstanding used in loss per share for the period (denominator)	10,550,000	10,550,000

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation - In December 2002, Prografix International, Inc. ["Prografix"], a supplier of the Company, filed a complaint in the Third District Court for Salt Lake County. Prografix claims that the Company has not paid for services rendered and seeks a judgement against the Company in the amount of unpaid invoices plus interest. Prografix subsequently obtained a judgement of $34,682 against the Company. Accrued interest amounted to $13,331 at December 31, 2006.

In the first quarter of 2003 Metro Display, a printing company, filed a complaint against us for amounts due by us related to printing services. In the second quarter of 2003, Metro Display obtained a default judgment against the Company in the amount of $4,866. Accrued interest amounted to $1,817 at December 31, 2006.

NOTE 8 - DISCONTINUED OPERATIONS

On September 30, 2004, the Company discontinued its specialty advertising business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At December 31, 2003, the Company had assets in the amount of $14,114 and liabilities in the amount of $16,999 associated with its discontinued specialty advertising business. At December 31, 2006 and 2005, the Company had no assets or liabilities associated with its discontinued specialty advertising business.

The following is a summary of the results of operations of the Company's discontinued specialty advertising business:

	For the	years ended	From Inception on May 1, 1997,
	2006	2005	Through December 31, 2006
Revenue	$ -	$ -	$ 3,000
Cost of Goods Sold	-	-	(118)
General and Administrative	-	-	(55,949)
Interest Expense - Related party	-	-	(3,249)
Interest Expense	-	-	(6,260)
Interest Income - Related Party	-	-	339
Net Loss	-	-	$(62,237)